Form 10QSB
period 2001-01-31
OHARA RESOURCES LTD
filed 2002-02-07
CIK 830821

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington D.C.

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                          OF THE SECURITIES ACT OF 1934

                 For the quarterly period ended January 31, 2001

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                             SECURITIES EXCHANGE ACT

                         Commission file number 0-16602

                              O'HARA RESOURCES, LTD

        Nevada                                            88-0485907
(State of Incorporation)                       (IRS Employer Identification No.)

                 100 N. Arlington, Suite 105, Reno, Nevada 89501
                    (Address of principal executive offices)

                                  775-337-7630
                               (Telephone Number)

Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]   No [X]

The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on January 31, 2001, was Forty Two Million, Two Hundred Twenty Seven Thousand, Seven Hundred Fifty Eight (42,227,758).

                                     PART I
                              FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

Unaudited Financial Statements for third Fiscal Quarter Ending January 31, 2001:

                                 Balance Sheets
                     For the period Ending January 31, 2001

ASSETS:

        Current Assets:
               Checking/Savings/Cash in Banks                       $     8,400
               Prepaid Expense                                               --
                                                                    -----------
        Total Current Assets:                                       $     8,400
                                                                    -----------

        Fixed Assets:                                               $   781,300
                                                                    -----------
        Total Fixed Assets                                          $   781,300
                                                                    -----------

        Other Assets                                                $        --
                                                                    -----------
        Total Other Assets                                          $        --
                                                                    -----------

TOTAL ASSETS:                                                       $   789,700
                                                                    ===========


LIABILITIES & STOCKHOLDERS EQUITY (DEFICIT)

        Liabilities
               Current Liabilities
                      Accounts Payable                              $   170,173
                      Current Accrued Liability                         109,501
                                                                    -----------
               Total Current Liabilities                            $   279,674
                                                                    -----------
               Long Term Liability                                  $        --
                                                                    -----------
        Total Liabilities                                           $   279,674
                                                                    ===========

Shareholder's Equity (Deficit)

               Retained Earnings                                    $(4,009,709)

               Capital Stock                                             42,228
               Capital Stock Committed by Contract                        3,165
               Additional Paid in Capital by Contract                   728,385
               Additional Paid in Capital                             7,376,269

               Retained Earnings                                     (3,383,838)
               Net Income                                              (246,474)
                                                                    -----------
        Total Equity                                                $   510,026
                                                                    -----------
TOTAL LIABILITIES AND EQUITY                                        $   789,700
                                                                    ===========

                             Statement of Operations
      For the Quarter Starting November 1, 2000 and Ending January 31, 2001

SALES: Net of Returns, Allowances and Discounts                    $         --
                                                                   ------------

COST OF SALES:                                                     $         --
                                                                   ------------

Gross Margin                                                       $         --
                                                                   ------------

Ordinary Income/Expense

        Expense:
               Assays                                              $         --
               Automobile - Fuel                                            820
               Automobile - Mileage                                         176
               Automobile - Other                                         1,648
               Claimstaking Expense                                       7,000
               Entertainment - Meals                                      2,380
               Professional Service                                          44
               Tax/License/Fees                                              --
               Legal Fees                                                62,693
               Repair and Maintenance                                       200
               Office Expense                                             1,625
               Telephone                                                  2,160
               Directors Compensations                                       --
               Rent                                                       1,500
               Staff Salary                                              62,130
               Travel                                                     3,649
                                                                   ------------
        Total Expenses                                             $    146,025
                                                                   ------------

Net Ordinary Income                                                $   (146,025)
                                                                   ------------

Other (Income)/Expense     Internet                                $      51.00
                                                                   ------------
Net Income Before Tax                                              $   (146,076)
                                                                   ------------

Provisions for Income Tax                                          $         --
                                                                   ------------
Net Income (Loss)                                                  $   (146,076)
                                                                   ============

Earnings (Loss) per Common Share                                   $     (0.003)
                                                                   ------------
Weighted Average Shares Outstanding                                  42,227,758
                                                                   ============

Item 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF OPERATIONS

        There have been no revenues in the company for the past two years. For the present financial quarter, management intends to finance operations with loans from officers until the Company is capable of raising adequate funds to provide continuity for operations. Continued operation will depend on the officers being able to meet these financial demands. No additional staff would be added to the Company until it becomes externally funded.

        The Company has agreed to acquire the Red Flat property, a nickel-cobalt deposit in Curry County, Oregon. The Company has purchased 24 unpatented claims, comprising 480 acres more or less, in exchange for 2,500,000 shares restricted common stock, following favorable recommendations from staff during due-diligence. The Company also purchased an overriding 5% royalty on the property in exchange for 615,200 share restricted common stock. Additionally, the Company staked 38 more unpatented claims on mineralized ground adjacent to the purchased property, thereby giving the Company a 100% interest in 62 claims total.

        The Red Flat deposit is a nickel-cobalt laterite (enriched soils) with approximate average grades of 0.8% nickel and 0.08% cobalt. Approximately 27 million tons of mineralized material have been indicated from drilling by the U.S. Bureau of Mines, and by private sector companies (notably Hanna Mining) that worked there during the 1950's and 1960's. The drilling patterns in total comprise a rough grid containing approximately 70 shallow holes spaced at 200 foot to 500 foot intervals. No holes have been drilled deeper than 150 feet. No equipment nor plant is present at the claims. The Company plans to drill more closely spaced holes to better determine the quality of the mineralization and the best means of recovery of nickel and cobalt. The Company plans to make this its flagship operation.

        The acquisition of the royalty interest at Red Flat included royalty interest on three properties: a 5 % net smelter royalty on a nickel-cobalt property in Red Flat, Oregon (Red Flat Project); a 10 % non-participating net profits royalty against Red Dog LLC's Gilbert District, NV, wollastonite deposit; a 5 % non-participating net profits royalty against the Red Dog gold and silver property near Mammoth, CA.

        The Pure Wollastonite Group is composed of several wollastonite (calcium silicate) claims located in the Gilbert Mining District of Nevada near Tonopah, Nevada. The claims cover more than 1,000 acres, and drilling on part of the property has defined a two million ton zone containing greater than 60% wollastonite. Wollastonite is an important constituent in refractory ceramics (those ceramics that are resistant to heat) such as refractory tile and is also used as a filler for paints. It is easily mined in places where it is the major component of the metamorphosed rock. Wollastonite is also used as a nontoxic substitute for asbestos in many products. The Company owns a non-participating 10% net profits royalty against this property. The Company does not attribute value to this royalty because of the geographic remoteness of the property, lack of infrastructure, and difficulties with recovery of the mineral in processing.

        The Red Dog property, located approximately two miles west of Mammoth, California, contains gold and silver mineralization host in veins, which have been mined intermittently from 1875 through 1983. Values contained in the veins exposed in existing underground workings range from nil to greater than 1 ounce of gold and 19 ounces of silver per ton. No recoverable reserves are known to be present on the property. The Company owns a 5 % non-participating net profits royalty against the property. The Company does not attribute value to this royalty because the proximity of the property to the Mammoth ski resort is likely to cause difficulties with permitting and mine development.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    O'Hara Resources, LTD
                                                         (Registrant)


Date February 5, 2002                        By /S/ Kevin Chambers
     ------------------------------            ---------------------------------
                                                  Kevin Chambers, President

Date February 5, 2002                        By /S/ Walter Martin
     ------------------------------            ---------------------------------
                                              Walter Martin, Secretary/Treasurer