Form 10KSB
period 2000-04-30
OHARA RESOURCES LTD
filed 2002-02-08
CIK 830821

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

    (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT
                             OF 1934 (FEE REQUIRED)

                    For the fiscal year ended April 30, 2000


         ( ) TRANSACTION REPORT PURSUANT TO SECTION 14 OR 15 (d) OF THE
              SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

              For the transaction period from_________to__________

                         Commission File number 0-16602


                              O'HARA RESOURCES, LTD
                 (Exact name of Company as specified in charter)

              Nevada                                        88-0485907
     (State of Incorporation)                  (IRS Employer Identification No.)


  100 N. Arlington, Suite 105, Reno, Nevada                   89501
  (Address of principal executive offices)                  (Zip Code)

                                  775-337-7630
                               (Telephone Number)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each share                    Name of each exchange on which registered
          None                                        Not Applicable

Securities registered pursuant to Section 12 (g) of the Act:

Title of Class
    None

Check Whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.
Yes  [ ]   No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $  -0-

The aggregate market value on April 30, 2000, of the voting and non-voting common equity held by non affiliates computed by reference to the price of which the common equity was sold, or the average bid and asked price of such common equity was $0.00.

As of April 30, 2000 , the aggregate market value of the voting stock held by non affiliates is undeterminable and is considered to be 0.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

                                 Not applicable

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of January 1, 2002, the Company has 11,676,758 Shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

No annual reports to security holders, proxy or other information statements nor any prospectors filed pursuant to Rule 454 (b) or (c) under the Securities Act of 1933 is incorporated herein.

None

Transitional Small Business Disclosure Format (check one):
Yes  [ ]  No  [X]

                                     PART I

Item 1 - DESCRIPTION OF BUSINESS

HISTORY AND ORGANIZATION

        The original registrant was incorporated in 1984, as Jedi Resources, Ltd., under the laws of the Province of British Columbia, Canada. The name of the original registrant was changed to O'Hara Resources, Ltd., on May 2, 1985. On October 26, 1990, the original registrant merged with O'Hara Resources, Ltd., a Nevada corporation incorporated in March, 1990. The Nevada corporation became successor to all assets and liabilities of the original registrant. The Company's headquarters address is 100 North Arlington, Suite 105, Reno, Nevada.

        The Company is authorized by its articles of incorporation to issue 100 million shares of common stock, at no par value, as well as 50 million shares each of Class A and Class B preferred stock. As of April 30, 2000, there were 42,227,758 shares of common stock issued and outstanding, and no shares of either Class A or Class B preferred stock issued.

        The registrant is engaged in the acquisition, and when and as warranted, the development of natural resource properties. Since its inception the company has acquired interest in and undertaken exploration upon eleven groups of mineral claims scattered across the western United States and the Canadian Province of British Columbia, in addition to having acquired an interest in a telecommunications venture. By the end of 1993, the company had allowed its interest in each of the underlying mineral leases to lapse, and the telecommunications venture had failed.. As of April 30, 2000, the registrant does not maintain an active interest in any of these ventures.

The Company currently has no employees.


Item 2 - DESCRIPTION OF PROPERTY

The Company currently has no property.


Item 3 - LEGAL PROCEEDINGS

The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business, including those related to environmental, safety and health, commercial transactions, etc.. The company is currently not aware of any such matters, which it believes could have a material adverse effect on its financial position.

Item 4 - SUBMISSION OF MATERIALS TO THE VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the forth quarter, or any quarter of the fiscal year ended April 30, 2000.

                                     PART II


Item 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During the past year there has been no established trading market for the Company's common stock. Since its inception the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future. As of April 30, 2000, the Company had 662 shareholders; five of these shareholders are officers and directors of the Company.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS - FY2000 Compared to FY1999

The Company had no activity in FY2000. There were no properties, no staff/personnel and no offices to be maintained. This was identical to FY1999.


LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2000 the Company had no working capital. During FY2000 there was no change in the capital resources of the Company.


PROPERTIES

The Company had no property holdings as of April 30, 2000.


INCOME TAXES

The Company's present net operating loss carryforward of $7,890,874 arises from operations from inception on February 2, 1984 through April 30, 1994. The present net operating loss carryforward of the Company will begin to expire in the year 2001.

The Company does not anticipate that it will have taxable income during the carryforward period because of the applicable net operating loss.

Item 7 - FINANCIAL STATEMENTS

The financial statements of the Company are included as an attachment following the signature page of this Form 10- KSB.


Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The prior accountants for the Company, Rennie & Company, were domiciled in Canada. It was determined by the Company's Board of Directors that its interests would best be served by retaining accountants within the United States. The former accountants expressed no adverse opinion and the Company has no disagreement with the former accountants. The Company's present accountants, Chisholm & Associates, expressed the opinion that, because of the financial condition of the Company, there is substantial doubt about the Company's ability to continue as a going concern. This opinion is expressed in Note 5 to the financial statements attached hereto as an exhibit.

Item 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The following table sets forth as of April 3, 2000, the name, age, and position of each executive officer ad director.


       Name                 Age          Position                     Director Since
       ----                 ---          --------                     --------------
       John A. Davis*       50           President                         1987
       Tad Kitagawa         54           Vice President and Director       1987
       Katherine McNabb*    38           Director                          1988
       Thomas L. Smyth*     81           Director                          1989
       John Allison         56           Director                          1990
       Marlee A. Larson     41           Secretary

       * Member of the Audit Committee

All directors of the registrant were elected at the annual general meeting of the shareholders of the original registrant and were subsequently appointed to their positions with the Nevada corporation to serve until their successors are elected and qualify. All officers serve at the pleasure of the board of directors.

There is no family relationship between any director or executive officer of the registrant and any other director or executive officer of the registrant.

There are no resumes available for the officers and directors of the company and none were provided in prior filings with the Securities and Exchange Commission. An effort has been made to locate the prior officers and directors without success. The company had no record of any person required to file a statement under Section 16 (a) of the Securities Exchange Act of 1934 having notified the company of any such filings

                                    PART III

Item 10 - EXECUTIVE COMPENSATION

There was no cash or other compensation paid to any director or executive officer of the Company during the fiscal year ended April 30, 2000.

Item 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the Company's Common Stock by each person or group that is known by the Company to be the beneficial owner of more than five percent of its outstanding Common Stock, each director of the Company, each person in the Summary Compensation Table, and all directors and executive officers of the Company as a group as April 30, 2000. Unless otherwise indicated, the Company believes that the persons named in the table below, based on information furnished by such owners, have sole voting investment power with respect tot he Common Stock beneficially owned by them, where applicable.

Title of               Name and Address of                   Amount and Nature          Percent
 Class                  Beneficial Owner                    of Beneficial Owner*        of Class
-------------------------------------------------------------------------------------------------
Common Shares          James A. Farrell                          8,157,044                 19

Common Shares          Western Canada Depository                 5,296,064                 13

Common Shares          Officers and Directors as a Group        11,194,779                 27

Common Shares          All Officers and Directors               24,697,877                 59
                       As a Group (3 Persons)

     * There are no presently exercisable options issued by the Company.

The Registrant is not aware of any arrangement, the operation of which may, at a subsequent date, result in a change in control of the registrant.

Item 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

The Registrant has not been involved in any transactions within the last two years nor are any transactions anticipated as of the date of this report.


Item 13 - EXHIBITS AND REPORTS ON FORM 8-K

Financial statements are included herein as an attachment.

No exhibits are attached.

The Registrant did not file any reports in Form 8-K during its year ending April 30, 2000.

                                   Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Kevin Chambers                                        February 5, 2002
---------------------------------------                   ----------------------
Kevin Chambers, Director/President                        Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and in the dates indicated.


/s/ Kevin Chambers                                        February 5, 2002
---------------------------------------                   ----------------------
Kevin Chambers, President/Director                        Date


/s/ Mark Bradley                                          February 5, 2002
---------------------------------------                   ----------------------
Mark Bradley, Vice President/Director                     Date


/s/ Walter Martin                                         February 5, 2002
---------------------------------------                   ----------------------
Walter Martin, Secretary/Director                         Date

                              O'HARA RESOURCES LTD.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                             APRIL 30, 2000 AND 1999

                              O'HARA RESOURCES LTD.
                          (A DEVELOPMENT STAGE COMPANY)


                                    CONTENTS


                                                                            PAGE
INDEPENDENT AUDITOR'S REPORT

FINANCIAL STATEMENTS

     Balance Sheets


     Statements of Operations


     Statements of Stockholders' Equity


     Statements of Cash Flows


     Notes to Financial Statements

                          Independent Auditors' Report

To the Board of Directors
and Stockholders of
O'Hara Resources, Ltd.

We have audited the accompanying balance sheet of O'Hara Resources, Ltd. (a development stage company) (a Nevada corporation) as of April 30, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the years ended April 30, 2000, 1999 and 1998 and from inception on February 2, 1984 through April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of O'Hara Resources, Ltd. as of April 30, 2000 and 1999 and the results of its operations and cash flows for the years ended April 30, 2000, 1999 and 1998 and from inception on February 2, 1984 through April 30, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has little operating capital, no revenues and is dependent on financing to continue operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Chisholm & Associates
North Salt Lake, Utah
May 24, 2001

                              O'HARA RESOURCES LTD.
                          (A Development Stage Company)
                                 Balance Sheets



                                               ASSETS

                                                                           April 30,      April 30,
                                                                             2000           1999
                                                                         -----------    -----------
CURRENT ASSETS:
    Cash                                                                 $        --    $        --
                                                                         -----------    -----------

             Total Current Assets                                                 --             --
                                                                         -----------    -----------

TOTAL ASSETS                                                             $        --    $        --
                                                                         ===========    ===========


                           LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)


CURRENT LIABILITIES:
     Accounts payable                                                    $    25,000    $    25,000
                                                                         -----------    -----------

             Total Current Liabilities                                        25,000         25,000
                                                                         -----------    -----------

STOCKHOLDERS' EQUITY/(DEFICIT):
     Preferred stock, Series A, $.001 par value; 50,000,000 shares
         authorized; $.001 par value, no shares issued and outstanding            --             --
     Preferred stock, Series B, $.001 par value; 50,000,000 shares
         authorized; $.001 par value, no shares issued and outstanding            --             --
     Capital stock, $.001 par value; 100,000,000 shares authorized;
         42,227,758 shares issued and outstanding
         at April 30, 2000 and 1999                                           42,228         42,228
     Additional paid-in capital                                            7,326,319      7,326,319
     Deficit accumulated during the development stage                     (7,393,547)    (7,393,547)
                                                                         -----------    -----------

             Total Stockholders' Equity/(Deficit)                            (25,000)       (25,000)
                                                                         -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)                     $        --    $        --
                                                                         ===========    ===========



    The accompanying notes are an integral part of these financial statements

                              O'HARA RESOURCES LTD.
                          (A Development Stage Company)
                             Statement of Operations

                                                                                                           From Inception
                                                                                                            (February 2,
                                                                        Year Ended                             1984)
                                                      -----------------------------------------------         Through
                                                       April 30,         April 30,         April 30,         April 30,
                                                          2000              1999              1998              2000
                                                      -----------       -----------       -----------       -----------
SALES, Net of Returns, Allowances and Discounts       $        --       $        --       $        --       $        --
COST OF SALES                                                  --                --                --                --
                                                      -----------       -----------       -----------       -----------

Gross margin                                                   --                --                --                --
                                                      -----------       -----------       -----------       -----------

EXPENSES:
    Write-off of mineral properties                                                                           3,709,031
    Depreciation and amortization                              --                --                --           179,612
    General and administrative expenses                        --                --                --         3,521,256
                                                      -----------       -----------       -----------       -----------

               Total expenses                                  --                --                --         7,409,899
                                                      -----------       -----------       -----------       -----------

NET (LOSS) before other items                                  --                --                --        (7,409,899)

OTHER INCOME (EXPENSE)
    Interest income                                            --                --                --            16,352
                                                      -----------       -----------       -----------       -----------

               Total other income                              --                --                --            16,352
                                                      -----------       -----------       -----------       -----------

NET (LOSS) BEFORE TAXES                                        --                --                --        (7,393,547)

PROVISIONS FOR INCOME TAXES                                    --                --                --                --
                                                      -----------       -----------       -----------       -----------

NET (LOSS)                                            $        --       $        --       $        --       $(7,393,547)
                                                      ===========       ===========       ===========       ===========

EARNINGS (LOSS) PER COMMON SHARE                      $     (0.00)      $     (0.00)      $     (0.00)      $     (0.00)
                                                      ===========       ===========       ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                    42,227,758        42,227,758        42,227,758
                                                      ===========       ===========       ===========




    The accompanying notes are an integral part of these financial statements

                              O'HARA RESOURCES LTD.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
              From Inception on February 2, 1984 To April 30, 2000



                                                                                                        Deficit
                                                                                                      Accumulated
                                                           Capital Stock              Additional       During the
                                                   ----------------------------        Paid-in        Development
                                                      Shares           Amount          Capital           Stage             Total
                                                   -----------      -----------      -----------      -----------       -----------
Balance-April 30, 1990                              21,193,622      $    21,194      $ 6,591,540      $(3,383,839)      $ 3,228,895

Stock issued for purchase of mineral property        5,600,000            5,600          344,400               --           350,000

Stock issued for exercise of stock options           1,500,000            1,500          253,500               --           255,000

Stock issued for settlement of debt                  2,225,680            2,226          136,879               --           139,105

Stock issued for services                           11,708,456           11,708               --               --            11,708

Net loss from May 1, 1990 through
  April 30, 1997                                            --               --               --       (4,009,708)       (4,009,708)
                                                   -----------      -----------      -----------      -----------       -----------

Balance-April 30, 1997                              42,227,758           42,228        7,326,319       (7,393,547)          (25,000)

Net loss for the year ended April 30, 1998                  --               --               --               --                --
                                                   -----------      -----------      -----------      -----------       -----------

Balance-April 30, 1998                              42,227,758           42,228        7,326,319       (7,393,547)          (25,000)

Net loss for the year ended April 30, 1999                  --               --               --               --                --
                                                   -----------      -----------      -----------      -----------       -----------

Balance-April 30, 1999                              42,227,758           42,228        7,326,319       (7,393,547)          (25,000)

Net loss for the year ended April 30, 2000                  --               --               --               --                --
                                                   -----------      -----------      -----------      -----------       -----------

Balance-April 30, 2000                              42,227,758      $    42,228      $ 7,326,319      $(7,393,547)      $   (25,000)
                                                   ===========      ===========      ===========      ===========       ===========




    The accompanying notes are an integral part of these financial statements

                              O'HARA RESOURCES LTD.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                                                From Inception
                                                                                                                 (February 2,
                                                                                        Year Ended                  1984)
                                                                              -------------------------------      Through
                                                                              April 30,  April 30,  April 30,     April 30,
                                                                                 2000       1999       1998          2000
                                                                              ---------  ---------  ---------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                   $  --      $  --      $  --      $(7,393,547)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
             Write-off of mineral properties, fixed assets and investments         --         --         --        3,709,031
             Depreciation and amortization                                         --         --         --          179,612
          Changes in assets and liabilities:
             Increase (decrease) in accounts payable                               --         --         --           25,000
                                                                                -----      -----      -----      -----------

             Net cash used in operating activities                                 --         --         --       (3,479,904)
                                                                                -----      -----      -----      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                                      --         --         --       (1,844,819)
     Acquisitions of mineral property interests                                    --         --         --       (1,798,942)
     Purchase of investments                                                       --         --         --         (244,882)
                                                                                -----      -----      -----      -----------

             Net cash used in investing activities                                 --         --         --       (3,888,643)
                                                                                -----      -----      -----      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock                                                      --         --         --        7,368,547
                                                                                -----      -----      -----      -----------

             Net cash used in financing activities                                 --         --         --        7,368,547
                                                                                -----      -----      -----      -----------

             Net Increase (decrease) in Cash                                       --         --         --               --

CASH AT BEGINNING PERIOD                                                           --         --         --               --
                                                                                -----      -----      -----      -----------

CASH AT END OF PERIOD                                                           $  --      $  --      $  --      $        --
                                                                                =====      =====      =====      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for interest                                                     $  --      $  --      $  --      $        --
                                                                                =====      =====      =====      ===========

     Cash paid for income taxes                                                 $  --      $  --      $  --      $        --
                                                                                =====      =====      =====      ===========


    The accompanying notes are an integral part of these financial statements

                              O'HARA RESOURCES LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE  1  -  THE COMPANY

           O'Hara Resources Ltd. (the Company), a development stage company, was organized on February 2, 1984 as a British Columbia Corporation. The Company was merged into a Nevada corporation on October 26, 1990. On November 10, 1990, the Company filed a Form 20-F, whereby it registered itself with the Securities and Exchange Commission.

           In 1991, the Company lost the mineral properties it had acquired, ceased operations and liquidated any assets to pay off existing liabilities. It has remained in the dormant development stage through April 30, 2000.

           The Company is currently evaluating business opportunities to merge with in order to establish operations, and is developing a business plan.

NOTE  2  -  SIGNIFICANT ACCOUNTING POLICIES

           This summary of significant accounting policies of O'Hara Resources Ltd.(the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

           Accounting method - The Company's financial statements are prepared using the accrual method of accounting.

           Earnings (Loss) Per Share - The Company adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share"("SFAS No. 128"), which is effective for annual periods ending after December 15, 1997. Earnings (loss) per share are computed based on the weighted average number of shares outstanding.

           No changes in the computations of diluted earnings per share amounts are presented since there were no capital stock transactions that would serve to dilute common shares.

           Income Taxes - The Company accounts for income taxes using the asset and liability method. The differences between the financial statement and tax bases of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the period in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts

                              O'HARA RESOURCES LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE  2  -  SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

           Statement of Cash Flows - The Company considers (if and when they have any) all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had no non-cash investing and financing transactions during 2000, 19999 and 1998.

           Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           Comprehensive Income - The Company adopted Statement of Financial Accounting Standard No. 130, "Comprehensive Income"("SFAS No. 130"), which is effective for annual periods ending after December 15, 1997. As provided by SFAS No. 130, reclassification adjustments to prior year amounts are reported in a separate statement of comprehensive income along with current year components of comprehensive income. For all periods presented in these financial statements, comprehensive income(loss) was equal to net income(loss), therefore, no separate statement has been presented.

           Reclassifications - Certain prior year amounts have been reclassified to conform with 2000 classifications.

           Issuance of Shares for Services - Valuation of shares for services and other acquired assets were based on the fair market value of services received.


NOTE   3  -  GOING CONCERN

           The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $7,393,547 for the period from February 2, 1984(inception) through April 30, 2000. These factors, among others, raise substantial doubt as to the Company's ability to obtain debt and/or equity financing and achieve profitable operations.

           The Company's management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors. Ultimately, the Company will need to achieve profitable operations in order to continue as a going concern.

           These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                              O'HARA RESOURCES LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE   4  -  DEVELOPMENT STAGE COMPANY

           The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. From February 2, 1984 through the date of these financial statements, the Company did not have any earnings from operations.

NOTE   5  -  INCOME TAXES

           Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

           Amounts for deferred tax assets are as follows:

                                                             April 30,   April 30,
                                                                2000        1999
                                                               -----        ----
Deferred tax asset, net of valuation allowances
  as per below                                                 $  --        $ --
                                                               =====        ====


           The following temporary differences gave rise to the deferred tax asset at April 30, 2000 and 1999.

                                                        April 30,         April 30,
                                                           2000              1999
                                                       -----------       -----------
           Tax benefit of net operating loss
             carry-forward                             $ 1,363,301       $ 1,363,301

           Valuation allowance for judgment of
              realizability of net operating loss
              carry-forward in future years             (1,363,301)       (1,363,301)

           Because the Company has not generated taxable income since its inception, no provision for income taxes has been made. The Company can carry-forward $4,009,708 in net operating losses as follows:

                     Year Ended
                     April 30,
                     ---------
                     2006                                         $  4,009,708
                                                                  ============

                              O'HARA RESOURCES LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE   6  -  RELATED PARTY TRANSACTION

           The Company currently utilizes office space on a rent free basis from an officer and director of the Company until revenue generating operations commence. The value of the rent has been deemed to be of nominal value.


NOTE   7  -  COMMITMENTS AND CONTINGENCIES

           At April, 2000, the Company had no significant commitments and contingencies.