Form 10QSB
period 2000-07-31
OHARA RESOURCES LTD
filed 2002-02-08
CIK 830821

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                                 Washington D.C.


                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                          OF THE SECURITIES ACT OF 1934


                  For the quarterly period ended July 31, 2000


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

Yes [ ]      No [X]

The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on July 31, 2000, was Forty Two Million, Two Hundred Twenty Seven Thousand, Seven Hundred Fifty Eight (42,227,758).

                                     PART I
                              FINANCIAL INFORMATION


Item 1 - FINANCIAL STATEMENTS

Unaudited Financial Statements for first Fiscal Quarter Ending July 31, 2000:


                                 Balance Sheets
                       For the period Ending July 31, 2000



ASSETS:

        Current Assets:
               Checking/Savings/Cash in Banks                       $        --
                                                                    -----------
        Total Current Assets:                                       $        --
                                                                    -----------

        Fixed Assets:                                               $        --
                                                                    -----------
        Total Fixed Assets                                          $        --
                                                                    -----------

        Other Assets                                                $        --
                                                                    -----------
        Total Other Assets                                          $        --
                                                                    -----------
TOTAL ASSETS:                                                       $        --
                                                                    ===========


LIABILITIES & STOCKHOLDERS EQUITY (DEFICIT)

        Liabilities
               Current Liabilities

                      Accounts Payable                              $    25,000
                                                                    -----------
               Total Current Liabilities                            $    25,000
                                                                    -----------
               Long Term Liability                                  $        --
                                                                    -----------
        Total Liabilities                                           $    25,000
                                                                    ===========
        Shareholder's Equity (Deficit)

               Retained Earnings                                    $(4,009,709)
                                                                    -----------

               Capital Stock                                             42,228
               Additional Paid in Capital                             7,326,319
                                                                    -----------
               Retained Earnings                                     (3,383,838)
               Net Income                                                    --
                                                                    -----------
        Total Equity                                                $   (25,000)
                                                                    -----------
TOTAL LIABILITIES AND EQUITY                                        $        --
                                                                    ===========

                             Statement of Operations
          For the Quarter Starting May 1, 2000 and Ending July 31, 2000



SALES: Net of Returns, Allowances and Discounts                      $        --
                                                                     -----------

COST OF SALES:                                                       $        --
                                                                     -----------

Gross Margin                                                         $        --
                                                                     -----------

Ordinary Income/Expense

        Expense                                                      $        --
                                                                     -----------
Total Expenses                                                       $        --
                                                                     -----------

Net Ordinary Income                                                  $        --
                                                                     -----------

Other Income                                                         $        --
                                                                     -----------
Net Income Before Tax                                                $        --
                                                                     -----------


Provisions for Income Tax                                            $        --
                                                                     -----------
Net Income (Loss)                                                    $        --
                                                                     ===========


Earnings (Loss) per Common Share                                     $        --
                                                                     ===========

Weighted Average Shares Outstanding                                   42,227,758
                                                                     ===========

Item 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF OPERATION

RESULTS OF OPERATIONS

The company had no activity in the First Fiscal Quarter ending July 31, 2000. There were no properties, no staff/personnel and no offices to be maintained. This was identical to FY1999.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2000 the Company had no working capital. During the First Fiscal Quarter ending July 31, 2000 there was no change in the capital resources of the Company.

PROPERTIES

The Company had no property holdings as of July 31, 2000.

INCOME TAXES

The Company's present net operating loss carryforward of Seven Million, Eight Hundred Ninety Thousand, Eight Hundred Seventy Four ($7,890,874) arises from operations from inception on February 2, 1984 through April 30, 1994. The present net operating loss carryforward of the Company will begin to expire in the year 2001.

The Company does not anticipate that it will have taxable income during the carryforward period because of the applicable net operating loss.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  O'Hara Resources, LTD
                                                       (Registrant)


Date  February 5, 2002                  By /S/ Kevin Chambers
                                           -------------------------------------
                                                  Kevin Chambers, President


Date  February 5, 2002                  By /S/ Walter Martin
                                           -------------------------------------
                                            Walter Martin, Secretary/Treasurer