Form 10QSB
period 2000-10-31
OHARA RESOURCES LTD
filed 2002-02-08
CIK 830821

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington D.C.

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                          OF THE SECURITIES ACT OF 1934

                 For the quarterly period ended October 31, 2000

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

Yes [ ]      No [X]

The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on October 31, 2000, was Forty Two Million, Two Hundred Twenty Seven Thousand, Seven Hundred Fifty Eight (42,227,758).

                                     PART I
                              FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

Unaudited Financial Statements for second Fiscal Quarter Ending October 31,
2000:

                                 Balance Sheets
                     For the period Ending October 31, 2000

ASSETS:

        Current Assets:
               Checking/Savings/Cash in Banks         $       -0-
               Prepaid Expense                              2,000
                                                      -----------
        Total Current Assets:                         $     2,000
                                                      -----------

        Fixed Assets:

               Options-Carr Mine
                                                      -----------
        Total Fixed Assets                            $
                                                      -----------
        Other Assets                                  $        --
                                                      -----------
        Total Other Assets                            $
                                                      -----------
TOTAL ASSETS:                                         $     2,000
                                                      ===========


LIABILITIES & STOCKHOLDERS EQUITY (DEFICIT)

        Liabilities
               Current Liabilities
                      Accounts Payable                $    96,879
                      Current Accrued Liability            30,520
                                                      -----------
               Total Current Liabilities              $   127,399
                                                      -----------
               Long Term Liability                    $        --
                                                      -----------
        Total Liabilities                             $   127,399
                                                      ===========

        Shareholder's Equity (Deficit)

               Retained Earnings                      $(4,009,709)

               Capital Stock                               42,228
               Additional Paid in Capital               7,326,319

               Retained Earnings                       (3,383,838)
               Net Income                                (100,399)
                                                      -----------
        Total Equity                                  $  (125,399)
                                                      -----------
TOTAL LIABILITIES AND EQUITY                          $     2,000
                                                      ===========

                             Statement of Operations
       For the Quarter Starting August 1, 2000 and Ending October 31, 2000

SALES: Net of Returns, Allowances and Discounts       $         --
                                                      ------------

COST OF SALES:                                        $         --
                                                      ------------

Gross Margin                                          $         --
                                                      ------------
Ordinary Income/Expense

        Expense:
               Assays                                 $        140
               Automobile - Fuel                               500
               Automobile - Mileage                            900
               Automobile - Other                             (124)
               Entertainment - Meals                         4,209
               Professional Service                          7,855
               Tax/License/Fees                              1,200
               Legal Fees                                   50,346
               Office Expense                                1,859
               Directors Compensations                         200
               Rent                                            592
               Staff Salary                                 30,320
               Travel                                        2,402
                                                      ------------
        Total Expenses                                $    100,399
                                                      ------------
Net Ordinary Income                                   $   (100,399)
                                                      ------------
Other Income                                          $         --
                                                      ------------
Net Income Before Tax                                 $   (100,399)
                                                      ------------
Provisions for Income Tax                             $         --
                                                      ------------
Net Income (Loss)                                     $   (100,399)
                                                      ============

Earnings (Loss) per Common Share                      $         --
                                                      ------------
Weighted Average Shares Outstanding                     42,227,758
                                                      ============

Item 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF OPERATION

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

The Company has taken options to acquire two mining properties: the Carr Mine, a former gold producer in Butte County, California, and the Red Flat property, a nickel-cobalt deposit in Curry County, Oregon.

The Red Flat deposit, Curry County, Oregon, is a nickel-cobalt laterite (enriched soils) with approximate average grades of 0.8% nickel and 0.08% cobalt. The Company has obtained an option to purchase 24 unpatented claims, comprising 480 acres more or less, under an equity exchange, pending favorable recommendations from staff during a due-diligence period ending November 30, 2000. Approximately 27 million tons of mineralized material have been indicated from drilling by the U.S. Bureau of Mines, and by private sector companies (notably Hanna Mining) that worked there during the 1950's and 1960's. The drilling patterns in total comprise a rough grid containing approximately 70 shallow holes spaced at 200 foot to 500 foot intervals. No holes have been drilled deeper than 150 feet.

The Red Flat deposit is hosted in highly weathered ultramafic rocks. The deposit has simple geology, with ore control based on depth of weathering profiles.

The economically recoverable metals as currently defined are within 100 feet of the surface. The strong clay development in the weathering zone makes mining a cheaper proposition than at many other hardrock mines. Mining is anticipated to be a shallow open pit operation with relatively simple reclamation requirements. No equipment nor plant is present at the claims. The Company plans to drill more closely spaced holes to better determine the quality of the mineralization and the best means of recovery of nickel and cobalt. The Company plans to make this its flagship operation.

The Carr Mine, Butte County, California, contains 200 acres of patented mining claims with fee simple title. A washing plant, smelting furnace and mining equipment are present on-site. Gold was mined intermittently from Tertiary gravel channels on the property during the 1800s and 1900s. Geophysical data from previous operations indicate the presence of an unmined channel buried under approximately 200 ft of volcanic rock. The Company has acquired an option to purchase these claims for issuance of 50,000 shares restricted common stock. The Company regards the property to be of secondary interest.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   O'Hara Resources, LTD
                                                         (Registrant)


Date February 5, 2002                  By   /S/ Kevin Chambers
                                            ------------------------------------
                                            Kevin Chambers, President


Date February 5, 2002                  By   /S/ Walter Marin
                                            ------------------------------------
                                            Walter Martin, Secretary/Treasurer