Form 10KSB40
period 2001-04-30
OHARA RESOURCES LTD
filed 2002-02-08
CIK 830821

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

       (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended April 30, 2001


          ( ) TRANSACTION REPORT PURSUANT TO SECTION 14 OR 15(d) OF THE
              SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transaction period from                    to


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

Title of each share                    Name of each exchange on which registered
      None                                               None

Securities registered pursuant to Section 12 (g) of the Act:

Title of Class
      None

Check Whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

State issuer's revenues for its most recent fiscal year:    $   -0-

The aggregate market value on April 30, 2001, of the voting and non-voting common equity held by non affiliates computed by reference to the price of which the common equity was sold, or the average bid and asked price of such common equity was $0.00.

As at April 30, 2001 the aggregate market value of the voting stock held by non affiliates is undeterminable and is considered to be 0.

                ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                               THE PAST FIVE YEARS

                                 Not applicable

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of January 10, 2002, the Company has Twelve Million, Nine Hundred Seventy Nine Thousand, Four Hundred Twenty Six (12,979,426) Shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

No annual reports to security holders, proxy or other information statements nor any prospectus filed pursuant to Rule 454 (b) or (c) under the Securities Act of 1933 is incorporated herein.

None

Transitional small Business Disclosure Format (check one):

Yes      No    X
    ---       ---

                                    PART ONE


ITEM 1. DESCRIPTION OF BUSINESS

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

The Company is authorized by its articles of incorporation to issue 100 million shares of common stock, at $0.001 par value, as well as 50 million shares each of Class A and Class B preferred stock. As of April 30, 2001, there were 55,869,458 shares of common stock issued and outstanding, and no shares of either Class A or Class B preferred stock issued.

The registrant is engaged in the acquisition, and when and as warranted, the development of natural resource properties. Since its inception the company has acquired interest in and undertaken exploration upon eleven groups of mineral claims scattered across the western United States and the Canadian Province of British Columbia, in addition to having acquired an interest in a telecommunications venture. By the end of 1993, the company had allowed its interest in each of the underlying mineral leases to lapse, and the telecommunications venture had failed.

During the past fiscal year the company has acquired interests in several mineral properties: a 5% net smelter royalty on a nickel-cobalt property in Red Flats, Oregon (Red Flats Project); a 10% non-participating net profits royalty against Red Dog LLC's Gilbert District, NV, Wollastonite deposit; a 5% non-participating net profits royalty against the Red Dog gold and silver property near Mammoth, CA; ownership of the twenty-four (24) nickel-cobalt claims (Red Flats Project) on which the 5% net smelter royalty was acquired (referenced below); and a 60% interest in Big Delta Limestone, Ltd. See "Item
2. Description of Property" for information on mining interests owned by the registrant.

        The Company currently has no employees.

ITEM 2. DESCRIPTION OF PROPERTY

The Red Flats Project is a nickel-cobalt property in Curry County, Oregon. The Red Flats deposit is located approximately 8 miles southeast of the port of Gold Beach, Oregon. The project consists of twenty four (24) mining claims known as RGI #s1, 2, 3, 4, 5, 6, 7, 8, 9, 10, 15, 16, 17, 18, 19, 20, 21, 22, 23, 24, 25, 26, 27 and 28. The Company
owns a 100% undivided interest in these claims.

The Red Flats deposit is a nickel-cobalt laterite (enriched soils) with approximate average grades of 0.8% nickel and 0.08% cobalt. Approximately 27 million tons of mineralized material have been indicated from drilling by the U.S. Bureau of Mines, and by private sector companies (notably Hanna Mining) that worked there during the 1950's and 1960's. The drilling patterns in total comprise a rough grid containing approximately 70 shallow holes spaced at 200 foot to 500 foot intervals. No holes have been drilled deeper than 150 feet.

The Red Flats deposit is hosted in highly weathered ultramafic rocks. The deposit has simple geology, with ore control based on depth of weathering profiles.

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

The Red Dog property, located approximately two miles west of Mammoth, California, contains gold and silver mineralization host in veins, which have been mined intermittently from 1875 through 1983. Values contained in the veins exposed in existing underground workings range from nil to greater than 1 ounce of gold and 19 ounces of silver per ton. No recoverable reserves are known to be present on the property. The Company owns a 5% non-participating net profits royalty against the property. The Company does not attribute value to this royalty because the proximity of the property to the Mammoth ski resort is likely to cause difficulties with permitting and mine development.

Big Delta Limestone is a private Nevada Corporation which has a joint-tenancy interest in mining claims which cover a large freshwater limestone deposit in southern Idaho. The surface deposit, situated 70 miles southeast of Boise, contains an indicated 24 million tons, with an additional inferred 24 million tons located by unpatented mining claims. The deposit appears suited to the cement, fillers and extenders markets, poised to serve Boise, a large urban area with an annual growth rate approaching 8%. Southern Idaho does not currently have any Portland cement producers.

The Company acquired a 60% interest in Big Delta Limestone Ltd. (Big Delta) in March, 2001, in exchange for 700,000 shares restricted common stock in the Company, issued to Legend Financial Services LLC, the majority shareholder of Big Delta; an agreement to issue an additional 305,000 shares restricted common stock to other interests; an agreement to pay $11,000 to Big Delta Limestone, Ltd.; and acceptance of marketing agreements already in place. The Company appointed two of its directors to the Big Delta board of directors.

On April 4, 2001, the aforementioned directors, while conferring with representatives of the Bureau of Land Management in its Boise, Idaho, offices regarding development permits for the property, learned that the grade of the limestone on the Big Delta holdings appeared to be inadequate for the properties to have been acquired by the means used by Big Delta Limestone, Ltd. It was further learned that drilling data had been used to support the position of federal representatives in this matter.

Accordingly, on April 6, 2001, the Company ordered its transfer agent to place a stop-transfer order against the 700,000 restricted shares of its common stock issued to Legend Financial Services. The Company requested Big Delta Limestone, Ltd. to produce data to support the validity of its title to the properties in question. Big Delta failed to supply the requested data. Performance was suspended on the remaining covenants in the Company's agreement with Big Delta pending verification of Big Delta's title to the properties. The Company does not currently attribute value to those properties, or to its 60% interest in Big Delta Limestone, Ltd., and considers the acquisition of that interest likely to be rescinded.

ITEM 3 - LEGAL PROCEEDINGS

The company may become or is subject to investigation, claims or lawsuits ensuing out of the conduct of its business, including those related to environmental, safety and health, commercial transactions, etc.. The Company is currently not aware of any such matters which it believes could have a materially adverse effect on its financial well-being.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the registrant's shareholders was held on September 25, 2000. The proposals voted upon at the meeting and the results of such voting were as follows:

     1. Election of directors to serve for the ensuing year and until their successors are duly elected and qualified. The slate of directors proposed by the shareholders calling the meeting was elected at the meeting:

     2. Proposed Slate of Directors Elected:

        Name of Director                                  Votes cast for *
--------------------------------------------------------------------------------

        Kevin Chambers                                    4,518,831

        John Hayes                                        4,513,831

        Walter Martin                                     4,513,831

        Gerry Weiner                                      4,513,831

        Mark Bradley                                      4,513,835

        * There were no votes cast against the proposed slate of directors nor were there any abstentions.

     3. The proposal to direct the President of the Company to file necessary documents with the State of Nevada to revive the company was unanimously carried.

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED MATTERS

The principal market on which the registrant's shares of common stock are traded is the NQB Pink Sheets under the symbol OHRL.

High and low sale prices of registrant's common stock on the Pink Sheets for each period during the past two years are as follows:

         2001 Market Price                 High                   Low

First Quarter                              .10                    .10

         2000 Market Price

First Quarter                                0                      0

Second Quarter                               0                      0

Third Quarter                              .50                    .20

Fourth Quarter                             .40                    .10


         1999 Market Price

There was no established trading market for the registrant as to common stock in 1999.

The appropriate number of shareholders of the registrant's common stock as of January 10, 2002 was Six Hundred Eighty (680).

No cash dividends were declared during the fiscal years ending April 30, 2000 and 2001.

The registrant sold, for other than cash, the following shares:

Date          Name                 Shares         Reason
-------------------------------------------------------------------------------------------------------
2/22/2001     Mark Bradley           390,000      Service and repayments on loan

              Kevin Chambers       4,500,000      Repayment of start up costs of $45,000

              Walter Martin          509,000      Service

              Robert Vrooman       1,830,000      Service

              Gerry Weiner            50,000      Service

              Gold Dogs LLC        1,615,200      Royalties purchase: Red Flats, OR 5% nsr,
                                                  Gilbert, NV 10% npi, Red Dog, CA 5% npi

              Red Gold Inc.        2,500,000      Purchase of Red Flats, OR mining claims

              Donald Zandstra         50,000      Option payment, Carr Mine, CA

3/23/2001     Legend Financial       700,000      Acquisition of 60% of Big Delta
              Services                            Limestone

              Mark Bradley           357,500      Service and repayments on loan

              Kevin Chambers         400,000      Service

              Walter Martin          340,000      Service

              Robert Vrooman         400,000      Service


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION RESULTS OF OPERATIONS - FY2001 Compared to FY2000

The Company elected a new board of directors in the second quarter of FY2001 at a special shareholders meeting. The Company completed the acquisition of a nickel-cobalt mineral deposit on share exchange and rental basis in the third quarter of FY2001. The staffing consisted of professional services contributed by officers in exchange for shares, and one part-time contract office manager. The Company leased office space in the third quarter of FY2001 in Reno, Nevada.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2001 the Company had Eighteen Thousand, Two Hundred Twenty Dollars ($18,220) in cash and receivable notes. Total stockholders' equity was Six Hundred Ninety Seven Thousand, Seven Hundred Ninety Eight Dollars ($697,798). Expenses related to renewed activity of the Company amounted to Four Hundred Ninety Seven Thousand, Three Hundred Twenty Seven Dollars ($497,327). The capital share structure of the Company changed from Forty Two Million, Two Hundred Twenty Seven Thousand, Seven Hundred Seventy Eight (42,227,758) common shares issued and outstanding at April 30, 2000 to Fifty Five Million, One Hundred Sixty Nine Thousand, Four Hundred Fifty Eight (55,169,458) common shares issued and outstanding at April 30, 2001. Based on weighted average shares outstanding, the Company sustained a loss of $0.01/share in FY2001.

PROPERTIES

The Company leased 1,776 sq. ft. of office space and parking in Reno, Nevada in the third quarter of FY2001. Total lease payments for the office and parking are One Thousand, Four Hundred Twenty Five Dollars ($1,425) per month. Office furnishings, including phones and equipment, were purchased for Three Thousand, Six Hundred Forty Three Dollars ($3,643).

In the third quarter of FY2001, in southwest Oregon the Company acquired 24 unpatented mining claims, plus an overriding 5% royalty, which contain broadly distributed nickel and cobalt values of 0.8% and 0.08% respectively, in exchange for Four Million, One Hundred Fifteen Thousand, Two Hundred (4,115,200) shares restricted common stock. The Company staked an additional 38 claims adjacent to the core block. Annual rental fees of Six Thousand, Two Hundred Dollars ($6,200) are due to the U.S. Bureau of Land Management plus Three Hundred Forty-One Dollars ($341.00) to the local County recorder in Curry County, Oregon. The property formerly was drilled by the U.S. Bureau of Mines and by Hanna Mining during the 1950's and 1960's. The

Company intends to implement a detailed infill drilling program to attempt to establish an ore reserve, and is in the initial permitting phase of this program. The Company believes that the resource can be expanded from the previously defined but open-ended 4.5 million tons to more than 20 million tons based on information contained in Federal and state reports.

INCOME TAXES

The Company's present net operating loss carryforward of Four Million, Five Hundred Seven Thousand, Thirty Five Dollars ($4,507,035) arises for operations from inception on February 2, 1984 through April 30, 2001. The present net operating loss carryforward of the Company will begin to expire in the year 2006.

The Company does not anticipate that it will have taxable income during the carryforward period because of the applicable net operating loss.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this report, including, without limitation, statements under "Description of Business", "Description of Property" and "Management's Discussion and Analysis or Plan of Operation" regarding the Company's financial position, reserve quantities and net present values, business strategy, plans and objectives of management of the Company for future operations and capital expenditures, are forward-looking statements and the assumptions upon which such forward-looking statements are based are believed to be reasonable. The Company can give no assurance that such expectations and assumptions will prove to be correct. Reserve estimates of mineral and oil and gas properties are generally different from the quantities of minerals or oil and natural gas that are ultimately recovered or found. This is particularly true for estimates applied to exploratory prospects. Additionally, any statements contained in this report regarding forward-looking statements are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. Such things may cause actual results, performance, achievements or expectations to differ materially from the anticipated results, performance, achievements or expectations. Factors that may affect such forward-looking statements include, but are not limited to: the Company's ability to generate additional capital to complete any planned drilling and exploration activities; risks inherent in natural resource acquisitions, exploration, drilling, development and production; price volatility of commodities; competition; shortages of equipment, services and supplies; government regulation; environmental matters; financial condition of the other companies participating in the exploration, development and production of various natural resources; and other matters beyond the Company's control. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf subsequent to the date of this report are expressly qualified in their entirety by this disclosure.

ITEM 7 - FINANCIAL STATEMENTS

The financial statements of the Company are included as an attachment following the signature page of this Form 10-KSB.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The prior accountants for the Company, Rennie & Company, were domiciled in Canada. It was determined by the Company's Board of Directors that its interests would best be served by retaining accountants within the United States. The former accountants expressed no adverse opinion and the Company has no disagreements with the former accountants. The report by the Company's present accountants, Chisholm & Associates, expressed the opinion that, because of the financial condition of the Company, there is substantial doubt about the Company's ability to continue as a going concern. This opinion is expressed in
Note 5 to the financial statements attached hereto as an exhibit.

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(c) OF THE EXCHANGE ACT.

The directors, executive officers and significant employees of the Company are as follows:

         NAME                     AGE           POSITION WITH COMPANY
--------------------------------------------------------------------------------

         Kevin Chambers           47            Chairman and President

         Mark Bradley             43            Director and Vice President

         Walter Martin            47            Director and Secretary/Treasurer

         Robert Vrooman           45            Director and General Counsel

         Gerry Weiner             68            Director

Kevin Chambers, Chairman and President, studied petroleum and mining engineering at the University of Alaska. Mr. Chambers has designed and operated profitable operations for 22 years. He is a successful entrepreneur and the primary coordinator behind reviving the Company.

Mark Bradley, Director and Vice President of Exploration, has an M.Sc. In Economic Geology from the University of Arizona at Tucson. Mr. Bradley has 22 years of experience in minerals exploration and mine development. He has worked for Placer Dome for the past 11 years, primarily in Nevada.

Walter Martin, Director and Secretary/Treasurer of Corporate Development, has a B.Sc. In Geology for the University of Washington and an M.Sc. In Geology from Eastern Washington University. Mr. Martin has 22 years experience in minerals exploration and mine and corporate development. He also has worked for Placer Dome in Nevada, and most recently has run a Toronto-based junior mining company as its President.

Robert Vrooman, Director and General Counsel, has degrees in mining engineering, business and law. Mr. Vrooman has 20 years experience in these fields, with extensive experience in mining and environmental law.

Gerry Weiner, Director, is a graduate pharmacist. He is a former Member of Canada's Parliament and served as a senior Cabinet Minister in two successive governments as Secretary of State, Minister of Immigration, and Minister of Citizenship in an 18-year career.




NAME OF THE DIRECTORS, OFFICERS OR NONOFFICIAL OWNERS OF MORE THAN 10% OF REGISTRANT'S COMMON STOCK FILED ON A TIMELY BASIS REPORTS REQUIRED BY SECTION 16(a) DURING 2000 OR PRIOR YEARS.

Because of the registrant's failure to maintain current filings there arose a question whether filing pursuant to Section 16(a) was necessary.

ITEM 10 - EXECUTIVE COMPENSATION

Kevin Chambers, President, Chairman and Chief Executive Officer of registrant was paid One Hundred Twenty Thousand Dollars ($120,000.00) as wages during the fiscal year ended April 30, 2001. These wages were immediately converted to common stock at Five Cents ($0.05) per share. No executive officer of the registrant, excluding Mr. Chambers had an annual salary exceeding One Hundred Thousand Dollars ($100,000).

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

(a) The following table shows as of April 30, 2001, stock ownership of all persons known by management, to be beneficial owners of more than 5% of the common stock of registrant.

Name and Address               Amount and Nature            Percentage
of Beneficial Owner            of Beneficial Owner          of Class
--------------------------------------------------------------------------------


Kevin Chambers                 4,709,205 Shares              8.43%(1)

100 N. Arlington, Suite 105
Reno, NV 89501

Estate of James Farrell        7,005,802 Shares             12.54%(1)
Address Unknown

(1) Percentage and number of shares is based in the shares outstanding on April 30, 2001 and does not take into consideration any subsequent issuance of shares or action which may effect the number of outstanding shares of the registrant.

(b) The securities of registrant beneficially owned by all directors and officers, and by directors and officers of registrant as a group, as of April 30, 2001.

Title                      Name and Address                     Amount and Nature                  Percentage
of Class                   of Beneficial Owner                  of Beneficial Owner                of Class
-------------------------------------------------------------------------------------------------------------------
Common Stock               Kevin Chambers                           4,709,205                        8.43%
$0.001 par value           100 N. Arlington, Suite 105
                           Reno, NV 89501

                           Robert Vrooman                           2,230,000                        3.99%
                           925 Pacific Court
                           Walnut Creek, CA 94598

                           Mark Bradley                             1,047,500                        1.87%
                           5275 W. 7th #131
                           Reno, NV 89523

                           Walter Martin                              759,000                        1.36%
                           1639 Hoyt
                           Reno, NV 89509

                           Gerry Weiner                                50,000                         0.9%
                           3495 Du Musee, Ste. 204
                           Montreal, Quebec H3G 2C8

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Financial statements are included herein as an attachment.

(a) Description of Exhibits required to be filed by Item 601 of Regulation S-B.

(The numbers shown below, next to each exhibit, are keyed to Exhibit Table of Item 601 of Regulation S-B)

(10) Material Contracts

         A.  Agreement for acquisition of "Red Gold" claims.

         B.  Quit Claim Deed to "Red Gold" claims.

         C.  Agreement for acquisition of "Gold Dog" claims.

The Registrant did not file any reports in Form 8-K during its year ending April 30, 2001.

                                   Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Kevin Chambers                                    February 5, 2002
----------------------------------                    -----------------
Kevin Chambers, Director/President                    Date


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and in the dates indicated.

/s/ Kevin Chambers                                    February 5, 2002
----------------------------------                    -----------------
Kevin Chambers, President/Director                    Date


/s/ Mark Bradley                                      February 5, 2002
----------------------------------                    -----------------

Mark Bradley, Vice President/Director                 Date


/s/ Walter Martin                                     February 5, 2002
-------------------------------------------           -----------------
Walter Martin, Secretary/Treasurer/Director           Date

                              O'HARA RESOURCES LTD.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                             APRIL 30, 2001 AND 2000

                              O'HARA RESOURCES LTD.
                          (A DEVELOPMENT STAGE COMPANY)


                                    CONTENTS


INDEPENDENT AUDITOR'S REPORT

FINANCIAL STATEMENTS

     Balance Sheets


     Statements of Operations


     Statements of Stockholders' Equity


     Statements of Cash Flows


     Notes to Financial Statements

                          Independent Auditors' Report

To the Board of Directors
and Stockholders of
O'Hara Resources, Ltd.

We have audited the accompanying balance sheets of O'Hara Resources, Ltd. (a development stage company) (a Nevada corporation) as of April 30, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception on February 2, 1984 through April 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of O'Hara Resources, Ltd. as of April 30, 2001 and 2000 and the results of its operations and cash flows for the years then ended and from inception on February 2, 1984 through April 30, 2001 in conformity with generally accepted accounting principles in the United States of America.

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


Chisholm & Associates
North Salt Lake,  Utah
November 28, 2001

                              O'Hara Resources LTD.
                          (A Development Stage Company)
                                 Balance Sheets



                                                           ASSETS

                                                                                                      April 30,          April 30,
                                                                                                       2001                2000
                                                                                                     -----------        -----------
CURRENT ASSETS:
     Cash                                                                                                 $1,220        $        --
     Notes receivable - related party                                                                     17,000                 --
                                                                                                     -----------        -----------
             Total Current Assets                                                                         18,220                 --
                                                                                                     -----------        -----------

PROPERTY, PLANT & EQUIPMENT, NET                                                                           3,685                 --
                                                                                                     -----------        -----------

OTHER ASSETS
     Mining claims                                                                                       625,000                 --
     Royalty agreement buyback - mining claims                                                           153,800                 --
     Option - mining claim                                                                                 2,500                 --
                                                                                                     -----------        -----------
             Total Other Assets                                                                          781,300                 --
                                                                                                     -----------        -----------
TOTAL ASSETS                                                                                            $803,205        $        --
                                                                                                     ===========        ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)


CURRENT LIABILITIES:
     Accounts payable                                                                                     $9,304            $25,000
     Accrued expenses                                                                                     31,851                 --
     Current portion of long-term liabilities                                                             64,252                 --
                                                                                                     -----------        -----------
             Total Current Liabilities                                                                   105,407             25,000
                                                                                                     -----------        -----------

LONG-TERM LIABILITIES
     Note payable                                                                                         47,252                 --
     Note payable - related party                                                                         17,000                 --
     Less:  current portion of long-term liabilities                                                     (64,252)                --
                                                                                                     -----------        -----------
             Total Long-Term Liabilities                                                                      --                 --
                                                                                                     -----------        -----------

STOCKHOLDERS' EQUITY/(DEFICIT):
     Preferred stock, Series A, $.001 par value; 50,000,000 shares
         authorized; $.001 par value, no shares issued and outstanding                                        --                 --
     Preferred stock, Series B, $.001 par value; 50,000,000 shares
         authorized; $.001 par value, no shares issued and outstanding                                        --                 --
     Capital stock, $.001 par value; 100,000,000 shares authorized;
        55,169,458 and 42,227,758 shares issued and 54,169,458 and
        42,227,758 shares outstanding, respectively                                                       54,169             42,228
     Additional paid-in capital                                                                        8,534,503          7,326,319
     Deficit accumulated during the development stage                                                 (7,890,874)        (7,393,547)
                                                                                                     -----------        -----------
             Total Stockholders' Equity/(Deficit)                                                        697,798            (25,000)
                                                                                                     -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)                                                    $803,205        $        --
                                                                                                     ===========        ===========


   The accompanying notes are an integral part of these financial statements

                              O'Hara Resources LTD.
                          (A Development Stage Company)
                             Statement of Operations

                                                                                                                  From Inception
                                                                               Year Ended                       (February 2, 1984)
                                                                    ----------------------------------               Through
                                                                       April 30,           April 30,                 April 30,
                                                                          2001                2000                      2001
                                                                    ------------          ------------              ------------
SALES, Net of Returns, Allowances and Discounts                               --                    --                         --

COST OF SALES                                                                 --                    --                         --
                                                                    ------------          ------------               ------------

Gross profit                                                                  --                    --                         --

EXPENSES:
    Write-off of mineral properties                                           --                    --                  3,709,031
    Depreciation and amortization                                             --                    --                    179,612
    General and administrative expenses                                  497,327                    --                  4,018,583
                                                                    ------------                  ----               ------------

               Total expenses                                            497,327                    --                  7,907,226
                                                                    ------------                  ----               ------------

NET (LOSS) before other items                                           (497,327)                   --                 (7,907,226)

OTHER INCOME (EXPENSE)
     Interest income                                                          --                    --                     16,352
                                                                    ------------          ------------               ------------

               Total other income                                             --                    --                     16,352
                                                                    ------------          ------------               ------------

NET (LOSS) BEFORE TAXES                                                 (497,327)                   --                 (7,890,874)

PROVISIONS FOR INCOME TAXES                                                   --                    --                         --
                                                                    ------------          ------------               ------------

NET (LOSS)                                                             $(497,327)                  $--                $(7,890,874)
                                                                    ============          ============               ============

EARNINGS (LOSS) PER COMMON SHARE                                          $(0.01)                  $--               $         --
                                                                    ============          ============               ============

WEIGHTED AVERAGE SHARES OUTSTANDING                                   45,538,391            42,227,758
                                                                    ============          ============


   The accompanying notes are an integral part of these financial statements

                              O'Hara Resources LTD.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
              From Inception on February 2, 1984 To April 30, 2001


                                                                                                         Deficit
                                                                                                       Accumulated
                                                          Capital Stock               Additional       During the
                                                      ---------------------------       Paid-in        Development
                                                         Shares         Amount          Capital          Stage             Total
                                                      -----------     -----------     -----------     -----------      -----------
Balance-April 30, 1990                                 21,193,622         $21,194      $6,591,540     $(3,383,839)      $3,228,895

Stock issued for purchase of mineral property           5,600,000           5,600         344,400              --          350,000

Stock issued for exercise of stock options              1,500,000           1,500         253,500              --          255,000

Stock issued for settlement of debt                     2,225,680           2,226         136,879              --          139,105

Stock issued for services                              11,708,456          11,708              --              --           11,708

Net loss from May 1, 1990 through April 30, 1997               --              --              --      (4,009,708)      (4,009,708)
                                                      -----------     -----------     -----------     -----------      -----------

Balance-April 30, 1997                                 42,227,758          42,228       7,326,319      (7,393,547)         (25,000)

Net loss for the year ended April 30, 1998                     --              --              --              --               --
                                                      -----------     -----------     -----------     -----------      -----------

Balance-April 30, 1998                                 42,227,758          42,228       7,326,319      (7,393,547)         (25,000)

Net loss for the year ended April 30, 1999                     --              --              --              --               --
                                                      -----------     -----------     -----------     -----------      -----------

Balance-April 30, 1999                                 42,227,758          42,228       7,326,319      (7,393,547)         (25,000)

Net loss for the year ended April 30, 2000                     --              --              --              --               --
                                                      -----------     -----------     -----------     -----------      -----------

Balance-April 30, 2000                                 42,227,758          42,228       7,326,319      (7,393,547)         (25,000)
                                                      -----------     -----------     -----------     -----------      -----------

Stock issued for services and expense reimbursements    8,776,500           8,776         430,049              --          438,825

Stock issued for purchase of mining claims              2,500,000           2,500         622,500              --          625,000

Stock issued for option to purchase mining claim           50,000              50           2,450              --            2,500

Stock issued for buyback of royalty
 agreement for mining claims                              615,200             615         153,185              --          153,800

Stock issued to escrow for buyback of royalty
 agreement for mining claims                            1,000,000              --              --              --               --

Net loss for the year ended April 30, 2001                     --              --              --        (497,327)        (497,327)
                                                      -----------     -----------     -----------     -----------      -----------

Balance-April 30, 2001                                 55,169,458         $54,169      $8,534,503     $(7,890,874)        $697,798
                                                      ===========     ===========     ===========     ===========      ===========

   The accompanying notes are an integral part of these financial statements

                              O'Hara Resources LTD
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                                  From Inception
                                                                                                                    (February 2,
                                                                                    Year Ended                         1984)
                                                                             -------------------------------          Through
                                                                             April 30,           April 30,           April 30,
                                                                               2001                2000                 2001
                                                                            -----------          -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                $  (497,327)         $        --       $(7,890,874)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
             Write-off of mineral properties, fixed assets
              and investments                                                         --                   --         3,709,031
             Depreciation and amortization                                            --                   --           179,612
             Stock issued for services and expense reimbursements                438,825                   --           450,533
          Changes in assets and liabilities:
             Increase (decrease) in accounts payable                             (15,696)                  --             9,304
             Increase (decrease) in accrued expenses                              31,851                   --            31,851
                                                                             -----------          -----------       -----------

             Net cash used in operating activities                               (42,347)                  --        (3,510,543)
                                                                             -----------          -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                                     (3,685)                  --        (1,593,504)
     Acquisitions of mineral property interests                                       --                   --        (1,448,942)
     Purchase of investments                                                          --                   --          (244,882)
     Payments for notes receivable                                               (17,000)                  --           (17,000)
                                                                             -----------          -----------       -----------

             Net cash used in investing activities                               (20,685)                  --        (3,304,328)
                                                                             -----------          -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of common stock                                                        --                   --         6,751,839
     Proceeds from notes payable                                                  64,252                   --            64,252
                                                                             -----------          -----------       -----------

             Net cash used in financing activities                                64,252                   --         6,816,091
                                                                             -----------          -----------       -----------

             Net Increase (decrease) in Cash                                       1,220                   --             1,220

CASH AT BEGINNING PERIOD                                                              --                   --                --
                                                                             -----------          -----------       -----------

CASH AT END OF PERIOD                                                        $     1,220          $        --       $     1,220
                                                                             ===========          ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for interest                                                  $        --          $        --       $        --
                                                                             ===========          ===========       ===========

     Cash paid for income taxes                                              $        --          $        --       $        --
                                                                             ===========          ===========       ===========

     Non-cash activities:
     Stock issued for purchase of mining claims                              $   625,000          $        --       $   975,000
                                                                             ===========          ===========       ===========
     Stock issued for option to purchase mining claims                       $     2,500          $        --       $     2,500
                                                                             ===========          ===========       ===========
     Stock issued for royalty agreement buyback - mining claims              $   153,800          $        --       $   153,800
                                                                             ===========          ===========       ===========
     Stock issued for services and expense reimbursements                    $   438,825          $        --       $   450,533
                                                                             ===========          ===========       ===========
     Stock issued for settlement of debt                                     $        --          $        --       $   139,105
                                                                             ===========          ===========       ===========
     Stock issued for exercise of stock options                              $        --          $        --       $   255,000
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

         In 1991, the Company lost the mineral properties it had acquired, ceased operations and liquidated any assets to pay off existing liabilities. It has remained in the dormant development stage through April 30, 2001.

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

         Income Taxes - The Company accounts for income taxes using the asset and liability method. The differences between the financial statement and tax bases of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the period in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

                              O'HARA RESOURCES LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE  2  -  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Property, Plant & Equipment - Property, plant and equipment are carried at cost. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets. The Company has adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). As provided by SFAS No. 121, when indicators of impairments of long-lived assets are discovered and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount, the Company recognizes an impairment loss. During the year ended April 30, 2001 and 2000, no impairment losses have been recorded.

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

         Issuance of Shares - Valuation of shares for services and other acquired assets were based on the fair market value per share of common stock on the date of the transaction.

NOTE   3  -  GOING CONCERN

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $7,890,874 for the period from February 2, 1984(inception) through April 30, 2001. These factors, among others, raise substantial doubt as to the Company's ability to obtain debt and/or equity financing and achieve profitable operations.

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

         Amounts for deferred tax assets are as follows:


                                                                   April 30,            April 30,
                                                                    2001                  2000
         Deferred tax asset, net of valuation allowances
           as per below                                       $                   -     $                   -
                                                              =====================     =====================


         The following temporary differences gave rise to the deferred tax asset at April 30, 2001 and 2000.

                                                                   April 30,          April 30,
                                                                     2001               2000
                                                                   ---------          ---------
         Tax benefit of net operating loss
           carry-forward                                          $ 1,532,392      $   1,363,301

         Valuation allowance for judgment of
            realizability of net operating loss
            carry-forward in future years                          (1,532,392)        (1,363,301)


         Because the Company has not generated taxable income since its inception, no provision for income taxes has been made. The Company can carry-forward $4,507,035 in net operating losses as follows:



                  Year Ended
                  April 30,
                  ---------
                  2006                                        $  4,009,708
                                                              ============

                  2021                                        $    497,327
                                                              ------------

                              O'HARA RESOURCES LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE   6  -  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following at April 30, 2001 and 2000:

                                                     2001                  2000
                                                     ----                  ----

Furniture and equipment                     $         3,685         $            --
Less:Accumulated depreciation                            --                      --
                                            ---------------         ---------------
  Net Property, plant and equipment         $         3,685         $            --
                                            ===============         ===============

         No depreciation has been recorded for the years ended April 30, 2001 and 2000.

NOTE   7  -  ROYALTY AGREEMENT BUYBACK - MINING CLAIMS

         In November 2000, the Company entered into an agreement to buyback a royalty agreement on the mining claims which were acquired by the Company during the year. Per the agreement, the Company issued 615,200 shares of its common stock and placed 1,000,000 shares of its common stock into escrow. The 1,000,000 shares are to be returned to the Company if the Company's common stock reaches $2.25 on or before November 1, 2001.

NOTE   8  -  MINING CLAIMS

         The Company has recorded costs of $625,000 in its exploratory stage mining claims at April 30, 2001. The ultimate realization of the Company's carrying cost in these assets is dependent upon the discovery and the ability of the Company to finance successful exploration and development of ore deposits, if any, in the mining claims in sufficient quantities for the Company to recover its recorded costs or to sell such assets for more than their recorded values. The ultimate realization of the carrying costs in the mining claims at April 30, 2001, cannot presently be determined. No provisions for any possible revaluation of the assets has been made in the financial statements.

NOTE   9  -  LONG-TERM LIABILITIES

         Long-term liabilities are detailed as follows as of April 30, 2001 and 2000:


                                                                              2001             2000
                                                                             -------         ----------
Notes Payable - Related Party:

Note payable to an officer, due in monthly payments of $1,558, which includes $558.33 in cash and 20,000 shares of common stock valued at
$.05 per share, including interest at 10%. The note matures on
January 31, 2002                                                             $ 17,000        $       --
                                                                             -------         ----------

Total Notes Payable - Related Party                                           17,000                 --
                                                                             -------         ----------

                              O'HARA RESOURCES LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE   9  -  LONG-TERM LIABILITIES (CONTINUED)


                                                                               2001                        2000
                                                                                ----                       ----
         Notes Payable:

         Note payable to an individual, due in monthly payments
         of  $4,167,  including interest at 10%.  The note matures
         on March 12, 2002.                                                      47,252                            -
                                                                                ---------                 ----------

         Total Notes Payable                                                     47,252                            -
                                                                                ---------                 ----------

         Total Long-Term Liabilities                                            $ 64,252                  $        -
                                                                                ---------                 ----------

         Less: Current Portion - Related Party                                  (17,000)                           -
         Less: Current Portion                                                  (47,252)                           -
                                                                                ---------                 ----------

         Total Current Portion                                                  (64,252)                           -
                                                                                ---------                 ----------

         Total Long-Term Liabilities                                            $     -                   $        -
                                                                                ---------                 ----------

NOTE   10  -  EARNINGS (LOSS) PER SHARE

                                                Income(Loss)           Shares           Per-Share
                                                (Numerator)         (Denominator)        Amount
                                                -----------         -------------        ------
For the year ended April 30, 2001:
     Basic EPS
     Income (loss) to common shareholders     $          497,327     45,538,391     $             0.01
                                              ------------------     ----------     ------------------
For the year ended April 30, 2000:
     Basic EPS
     Income (loss) to common shareholders     $               --     42,227,758     $               --
                                              ------------------     ----------     ------------------

NOTE   11  -  RELATED PARTY TRANSACTION

         Prior to February 2001, the Company currently utilizes office space on a rent free basis from an officer and director of the Company until revenue generating operations commence. The value of the rent has been deemed to be of nominal value.

         The Company received $17,000 from an officer during the year ended April 30, 2001. The terms of the note payable are discussed in Note 9.

         The Company loaned a company under common management $17,000 during the year ended April 30, 2001. There are no monthly payments required, interest is due at 10% annually and matures on March 23, 2002.

         The Company issued 8,776,500 shares of its common stock to officers and directors for services and expense reimbursements valued at $438,825 during the year ended April 30, 2001..

                              O'HARA RESOURCES LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE   12  -  COMMITMENTS AND CONTINGENCIES

         In February 2001, the Company entered into an operating lease agreement for office space. The lease requires monthly payments of $1,200 and expires in January 2002. Rent expense for the year ended April 30, 2001 was $3,600. The future minimum lease payments for the period May 2001 to January 2002 is $10,800.

NOTE   13  -  SUBSEQUENT EVENTS

         During October 2001, the Company's common stock reached a fair market value of $2.25 per share. Per the royalty purchase agreement (see Note
         7), the 1,000,000 of the Company's common stock in escrow are to be returned. The Company is currently negotiating the return of these shares.

                                 EXHIBIT INDEX


Exhibit Number         Exhibit Title
--------------         -------------

   (10)A               Agreement for acquisition of "Red Gold" claims.

   (10)B               Quit Claim Deed to "Red Gold" claims.

   (10)C               Agreement for acquisition of "Gold Dog" claims.