Form 10QSB
period 2001-07-31
OHARA RESOURCES LTD
filed 2002-02-08
CIK 830821

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington D.C.

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended July 31, 2001

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Yes [ ]      No [X]

The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on July 31, 2001, was Fifty Four Million, One Hundred Sixty Nine Thousand, Four Hundred Fifty Eight (54,169,458).

                                     PART I
                              FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

Unaudited Financial Statements for second Fiscal Quarter Ending July 31, 2001:

                                 Balance Sheets
                       For the period Ending July 31, 2001


ASSETS:
        Current Assets:
               Checking/Savings/Cash in Banks                       $       511
                                                                    -----------
        Total Current Assets:                                       $       511
                                                                    -----------
        Fixed Assets: Net                                           $   781,300
                                                                    -----------
        Total Fixed Assets                                          $   781,300
                                                                    -----------
        Other Assets                                                $    15,685
                                                                    -----------
        Total Other Assets                                          $    15,685
                                                                    -----------
TOTAL ASSETS:                                                       $   797,496
                                                                    ===========

LIABILITIES & STOCKHOLDERS EQUITY (DEFICIT)

        Liabilities
               Current Liabilities
                      Accounts Payable                              $    11,144
                      Accrued Liability                                 132,857
                                                                    -----------
               Total Current Liabilities                            $   144,001
                                                                    -----------
               Long Term Liability                                  $        --
                                                                    -----------
        Total Liabilities                                           $   144,001
                                                                    ===========

Shareholder's Equity (Deficit)

               Retained Earnings                                    $(4,507,036)

               Capital Stock                                             54,169
               Additional Paid in Capital                             8,534,502

               Retained Earnings                                     (3,383,838)
               Net Income                                               (42,302)
                                                                    -----------
        Total Equity                                                $   653,495
                                                                    -----------
TOTAL LIABILITIES AND EQUITY                                        $   797,496
                                                                    ===========

                             Statement of Operations
          For the Quarter Starting May 1, 2001 and Ending July 31, 2001

SALES: Net of Returns, Allowances and Discounts                    $         --
                                                                   ------------
COST OF SALES:                                                     $         --
                                                                   ------------
Gross Margin                                                       $         --
                                                                   ------------
Ordinary Income/Expense

        Expense:                                                   $     44,569

Total Expenses                                                     $     44,569
                                                                   ------------
Net Ordinary Income                                                $    (44,569)
                                                                   ------------
Other (Income)/Expense       Internet                              $        267
                                                                   ------------
Net Income Before Tax                                              $    (44,302)
                                                                   ------------
Provisions for Income Tax                                          $         --
                                                                   ------------
Net Income (Loss)                                                  $    (44,302)
                                                                   ============
Earnings (Loss) per Common Share                                   $     (0.001)
                                                                   ------------
Weighted Average Shares Outstanding                                  54,169,458
                                                                   ============

Item 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF OPERATIONS

        There have been no revenues in the company for the past two years. For the present financial quarter, management has financed and intends to continue to finance operations with loans from officers and/or individuals until the Company is capable of raising adequate funds to provide continuity for operations. Continued operation will depend on the officers being able to meet these financial demands. No additional staff would be added to the Company until it becomes externally funded.

        Big Delta Limestone is a private Nevada Corporation which has a joint-tenancy interest in mining claims which cover a large freshwater limestone deposit in southern Idaho. The surface deposit, situated 70 miles southeast of Boise, contains an indicated 24 million tons, with an additional inferred 24 million tons located by unpatented mining claims. The deposit appears suited to the cement, fillers and extenders markets, poised to serve Boise, a large urban area with an annual growth rate approaching 8 %. Southern Idaho does not currently have any Portland cement producers.

        The Company attempted to acquire a 60 % interest in Big Delta Limestone Ltd. (Big Delta) on March 23, 2001, in exchange for 700,000 shares restricted common stock in the Company, issued to Legend Financial Services LLC, the majority shareholder of Big Delta. On April 4, 2001, officers of the Company, while conferring with representatives of the Bureau of Land Management in its Boise, Idaho, offices regarding development permits for the property, learned that the grade of the limestone on the Big Delta holdings appeared to be inadequate for the properties to have been acquired by the means used by Big Delta Limestone, Ltd. It was further learned that drilling data had been used to support the position of federal representatives in this matter. The asset which had been reported to the Company apparently was specious. Accordingly, on April 6, 2001, the Company ordered its transfer agent to place a stop-transfer order against the 700,000 restricted shares of its common stock issued to Legend Financial Services. The Company requested Big Delta Limestone, Ltd. to produce data to support the validity of its title to the properties in question. Big Delta failed to supply the requested data. Performance was suspended on the remaining covenants in the Company's agreement with Big Delta pending verification of Big Delta's title to the properties. The Company does not currently attribute value to those properties, or to its 60 % interest in Big Delta Limestone, Ltd., and considers the acquisition of that interest likely to be rescinded in the near future.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             /S/ Kevin Chambers
                                             -----------------------------------
                                                   O'Hara Resources, LTD
                                                       (Registrant)


      Date February 5, 2002               By /S/ Kevin Chambers
           -------------------               -----------------------------------
                                             Kevin Chambers, President

      Date February 5, 2002               By /S/ Walter Martin
           -------------------               -----------------------------------
                                             Walter Martin, Secretary/Treasurer