Form 10QSB
period 2001-10-31
OHARA RESOURCES LTD
filed 2002-02-08
CIK 830821

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                                 Washington D.C.


                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                          OF THE SECURITIES ACT OF 1934


                   For the quarterly period ended Oct 31, 2001


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


Yes [ ]      No [X]


The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on Oct. 31, 2001, was Seven Million, One Hundred Ninety Thousand, Five Hundred Eight (7,190,508).

                                     PART I
                              FINANCIAL INFORMATION


Item 1 - FINANCIAL STATEMENTS

Unaudited Financial Statements for second Fiscal Quarter Ending
October 31, 2001:

                                 Balance Sheets
                     For the period Ending October 31, 2001



ASSETS:

        Current Assets:
                Checking/Savings/Cash in Banks                      $       346
                Prepaid Expense                                              --
                                                                    -----------
        Total Current Assets:                                       $       346
                                                                    -----------

        Fixed Assets:                                               $   831,300
                                                                    -----------

        Total Fixed Assets                                          $   831,300
                                                                    -----------

        Other Assets                                                $   158,685
                                                                    -----------

        Total Other Assets                                          $   158,685
                                                                    -----------

TOTAL ASSETS:                                                       $   990,331
                                                                    ===========

LIABILITIES & STOCKHOLDERS EQUITY (DEFICIT)

        Liabilities
                Current Liabilities

                        Accounts Payable                            $    11,229
                        Current Accrued Liability                       188,404
                                                                    -----------
                Total Current Liabilities                           $   199,633
                                                                    -----------

                Long Term Liability                                 $        --
                                                                    -----------

        Total Liabilities                                           $   199,633
                                                                    ===========

Shareholder's Equity (Deficit)

                Retained Earnings                                   $(4,507,036)

                Capital Stock                                             7,191
                Additional Paid in Capital                            8,830,725

                Retained Earnings                                    (3,383,838)
                Net Income                                             (156,344)
                                                                    -----------
        Total Equity                                                $   790,698
                                                                    -----------

TOTAL LIABILITIES AND EQUITY                                        $   990,331
                                                                    ===========


                             Statement of Operations
       For the Quarter Starting August 1, 2001 and Ending October 31, 2001



SALES: Net of Returns, Allowances and Discounts                       $      --
                                                                      ---------
COST OF SALES:                                                        $      --
                                                                      ---------
Gross Margin                                                          $      --
                                                                      ---------
Ordinary Income/Expense

        Expense:                                                      $ 111,092
                                                                      ---------
Total Expenses                                                        $ 112,043
                                                                      ---------

Net Ordinary Income                                                   $(112,043)

Other Income                                                          $      --
                                                                      ---------
Net Income Before Tax                                                 $(112,043)
                                                                      ---------
Provisions for Income Tax                                             $      --
                                                                      ---------
Net Income (Loss)                                                     $(112,043)
                                                                      =========

Earnings (Loss) per Common Share                                      $  (0.003)
                                                                      ---------
Weighted Average Shares Outstanding                                   7,190.508
                                                                      =========


Item 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF OPERATIONS

There have been no revenues from operations in the company for the past two years. For the present financial quarter, management has financed and intends to continue to finance operations with loans from officers and/or individuals until the Company is capable of raising adequate funds to provide continuity for operations. Continued operation will depend on the officers being able to meet these financial demands. No additional staff would be added to the Company until it becomes externally funded.

         The directors reviewed the poor marketability of the Company's equities with several investment houses and market makers during this Quarter. The directors were advised to reduce the amount of stock in the public float in order to create more favorable market conditions for the stock. The Board reported and recommended this advice to the shareholders. On October 22, 2001, at the annual shareholders meeting, a majority of shareholders approved a 10:1 reverse split of the common shares of the Company without reducing the authorized capitalization. Resultant outstanding shares of the Company were 7,190,508 shares common stock.

         On August 29, 2001, the Company cancelled its agreement to acquire a 60 % interest in Big Delta Limestone Ltd. (Big Delta) initiated on March 23, 2001, in exchange for 700,000 shares restricted common stock in the Company, issued to Legend Financial Services LLC, the majority shareholder of Big Delta. The asset which had been reported to the Company apparently was specious; Big Delta failed to supply the data requested by the Company to substantiate verification of Big Delta's title to the properties. The stock issued for the transaction was ordered to be cancelled by the Transfer Agent. Legend Financial Services and Big Delta have both been notified of the Company's decision and its actions.

         The Company has continued to search for and to review opportunities to acquire producing assets which could be acquired primarily on share-exchange basis. Opportunities in two sectors presented to the Company included oil and natural gas sector and power generation. The Company intends to pursue opportunities in the oil and gas sector. On October 5, 2001, the Company did acquire a ten percent interest in a small emerging power company, O'Hara Energy Corporation, on a share-exchange basis. O'Hara Energy is a Reno-based private corporation with 10 million shares authorized capitalization has some management in common with O'Hara Resources Ltd. O'Hara Energy has pursued development of on-site distributed generation projects in conjunction with Chevron Energy Solutions LLC through a teaming agreement. O'Hara Energy anticipates near-future one-time revenues of $1.5 million from one contract through this agreement. O'Hara Resources traded on the Pinksheets at $0.01/share at the time of the exchange. Accordingly, O'Hara Resources exchanged 15 of its restricted common shares for 1 share of O'Hara Energy to acquire ten percent of the capital stock. O'Hara Energy also has several pending contracts for installation of co-generation plants in the 1-10 megwatt range in

California and Nevada, as well as agreements for production of liquified natural gas from landfills.

         The Company renewed its option to purchase the Carr Mine, Butte County, California on October 4, 2001 by issuance of 50,000 shares restricted common stock. The Carr Mine, Butte County, California, contains 200 acres patented mining claims with fee simple title. A washing plant, smelting furnace and mining equipment are present on-site. Gold was mined intermittently from Tertiary gravel channels on the property during the 1900s. Geophysical data from previous operations indicate the presence of an unmined channel buried under approximately 200 ft of volcanic rock. Analysis of clays from the property by officers of the Company indicated that large tonnages of kaolinite, a valuable specialty clay, are present on the property. The Company regards this property to be of long-term interest.


                                     PART II
                                OTHER INFORMATION

Item 3 - CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ending October 31, 2001 the registrant issued the following securities:

To Officers and Directors (1)


Name                                        No. Shares        Position                  Consideration
---------------------------------------------------------------------------------------------------------
Robert Vrooman                              100,000           General Counsel/          Service
925 Pacific Court                                             Director
Walnut Creek, CA 94598

Mark Bradley                                388,500           Vice President/           Service and Loan
5275 W. 7th St., Suite 131                                    Director                  Repayment
Reno, NV 89523

Walter Martin                               466,400           Secretary/Treasurer/      Service
1639 Hoyt                                                     Vice President/
Reno, NV 89509                                                Director

O'Hara Energy Corporation                   15,000,000        n/a                       Share exchange based
100 N. Arlington, Suite 103                                                             on 15:1 valuation
Reno, NV 895001

To Others (2)

Name                                        No. Shares        Position                  Consideration
---------------------------------------------------------------------------------------------------------
Donald Zandstra                             50,000           Carr Mine owner            Renew option on
P.O. Box 3259                                                                           Carr Mine
Quincy, CA 95971


(1) Section 4(2) of the Securities Act is claimed as an exemption from registration for these shares.

(2) Section 4(6) of the Securities Act is claimed as an exemption for these Securities.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         O'Hara Resources, LTD
                                              (Registrant)



Date February 5, 2002                    By /s/ Kevin Chambers
     --------------------                   -----------------------------------
                                                Kevin Chambers, President



Date February 5, 2002                    By /s/ Walter Martin
     --------------------                   ------------------------------------
                                              Walter Martin, Secretary/Treasurer