Form 10QSB
period 2002-01-31
OHARA RESOURCES LTD
filed 2002-03-18
CIK 830821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C.

FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the quarterly period ended Jan 31, 2002

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT

Commission file number 0-16602

O’HARA RESOURCES, LTD

Nevada (State of Incorporation)	88-0485907 (IRS Employer Identification No.)

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

Yes [X]        No [   ]

The total number of shares of the registrant’s Common Stock, $.001 par value, outstanding on Jan. 31, 2002, was Twelve Million, Nine Hundred Seventy-Nine Thousand, Three Hundred Fifty-eight (12,979,358).

PART I
FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

Unaudited Financial Statements for third Fiscal Quarter Ending January 31, 2002:

Consolidated
Balance Sheets
For the period Ending January 31, 2002

ASSETS:
Current Assets:
Cash in Checking	$9,386.86
Petty Cash	3,695.73
Account Receivable	—

Total Current Assets:	$13,082.59
Fixed Assets:
Mining Properties	906,750.00
Plant & Equipment	852,095.50
Less Accum. Depreciation	(435,292.00)

Net Value	416,803.50

Total Fixed Assets	1,323,553.50
Other Assets
Holdings O’hara Energy	155,000.00
Holdings Mt. States Petroleum	10,050,000.00
Health Insurance Trust Fund	21,791.61
Deposits	150.00
Prepaid Tax	21,295.36

Total Other Assets	$10,248,236.97

TOTAL ASSETS:	$11,584,873.06

LIABILITIES & STOCKHOLDERS EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$28,090.54
Accrued Payroll Payable	86,065.54
Accrued Expense	16,856.10
Accrued Payroll Tax	7,377.21

Total Current Liability	$138,389.39
Long Term Liability
Accrued Interest Payable	$252,051.23
Long Term Notes Payable	8,697,252.00
Deferred Tax Liability	607,374.07

Total Long Term Liability	9,556,677.30
Total Liability	$9,695,066.69

Shareholder’s Equity (Deficit)
Capital Stock	$14,979.43
Additional Paid in Capital	10,974,203.09
Treasury Stock Retired	(3,768,567.53)
Retained Earnings Prior Years	(4,814,444.22)
Retained Earnings Current Year	(516,364.40)

Total Equity	$1,889,806.37

Total Liabilities And Equity	$11,584,873.06

Consolidated Income Statement
For the Period November 1, 2001 through January 31, 2002

INCOME:
Oil & Gas	$303,547.72
Time & Service	—

Gross Income from Operations	$303,547.72

Less:
Cost of Oil & Gas Recovery	254,685.42
Tax on Oil & Gas Production	18,493.43
Land Holding Costs for Resources	45,237.44

Net Income from Consolidated Operations	$(14,868.57)

Less:
Office Expense — Oil	5,044.90
General & Administrative	74,800.40
Legal	30,000.00
Corporation Holding Costs	2,478.78
Interest Expense	189,041.78
Other Income and Expense
Other Income	(3,484.26)
Other Expense	8,795.52

Net Income Before Tax	$(321,545.69)

Income Tax Benefit Used	150,000.00

Net Income/(Loss) for Period	$(171,545.69)

Earnings (Loss) per Common Share	$(0.01)

Weighted Average Shares Outstanding	12,979,358

Item 2 — MANAGEMENTS DISCUSSION AND ANALYSIS OF OPERATIONS

     O’Hara Resources Ltd. sold a private placement of 200,000 shares restricted common stock for $100,000.00 in November 2001. O’Hara used these funds to close the purchase of Mountain States Petroleum Corporation, an oil and gas production company situated in the southwestern United States.

     On November 30, 2001, O’Hara finalized its purchase of all outstanding shares of Mountain States Petroleum Corporation (MSP), a privately held New Mexico company. Title was transferred to O’Hara after an initial payment of US$1,600,000 in cash and common stock towards the full purchase price of $10,000,000, the balance being carried as a promissory note financed at 9% interest.

     MSP holds approximately 41 square miles of oil, gas and helium leases in four currently or formerly producing fields on Navajo Reservation lands in the Four Corners region of the Southwest US. Total reported resources in all categories include 100 million barrels of oil, 122 billion cubic ft of natural gas and 4 billion cubic ft of helium. Additional drilling is planned to increase the current oil and natural gas production in the next 6 — 12 months. Production reported at time of acquisition was 9,000 barrels of oil and 30 million cubic ft of natural gas per month. Production for the time period of November 1, 2001 through January 31, 2002 was 18,524 barrels oil and no natural gas. The natural gas transportation pipeline, owned by a third party, ruptured and was not fully repaired until late January. Some of the wellheads were shut in for repairs and equipment upgrades, which lessened oil production.

     Helium is an inert gas with important applications in the superconductor, semiconductor and space industries. MSP’s gas fields contain helium grades up to 5% He, in contrast to producing fields in Texas and elsewhere in the Southwest US (0.5 — 1.0%). Kerr-McGee initially developed and produced helium from these fields in the early 1960’s and continued in production until the early 1990’s when low helium prices forced closure.

     The Company has revenues from operations this quarter, as presented on the consolidated financial statement. It was necessary to replace some of the production equipment on Mountain States Petroleum Corporation’s holdings. During the maintenance and upgrade work, it was necessary to shut down the wells being serviced, thereby decreasing the revenue stream. As a result of this work, therefore, the Company incurred capital expenditures and concomitant loss of revenues. The service work has been completed, and revenue streams from crude oil sales have resumed. The Company plans to increase oil production by performing additional developmental drilling on its subsidiary’s holdings during the next 12 months.

     At the time of filing, the management had received mailed comments in the preceding week from regulators regarding prior filings. Those comments affect this filing, however they were not received in time to implement them in this filing. It is the intention of management to amend this filing upon compliance with such comments. Further, it is anticipated that there will be a positive effect on the financial statements following third-party review of financial records of Mountain States Petroleum Corporation retrieved from storage within the last week by the vendor and received on March 11, 2002.

     In January, the Company retained the investment banking firm of RLB Capital LLC of New York City as a placement agent for raising $16 million over the next 4 to 12 months to finance acquisitions and property development. RLB Capital’s principal, Mr. Robert Brisotti, is a chemical engineer with an MBA, and has worked for 15 years on Wall Street. Mr. Brisotti has raised over $300 million for emerging growth companies in the public and private debt and equity markets. The vehicle being considered for this financing is a debenture, Series A 9% senior secured cumulative callable debentures due 2007, with each unit consisting of one debenture and 1,900 warrants.

     In October 2001, the Company had acquired a ten percent interest in a small emerging power company, O’Hara Energy Corporation, on a share-exchange basis. O’Hara Energy is a Reno-based private corporation with 10 million shares authorized capitalization has some management in common with O’Hara Resources Ltd. O’Hara Energy had pursued development of on-site distributed generation projects in conjunction with Chevron Energy Solutions LLC through a teaming agreement. Chevron Energy Solutions LLC cancelled this teaming agreement in January 2002 to pursue other niche market opportunities. O’Hara Energy reported that it would continue to develop its perceived market niche for installation of co-generation plants in the 1-10 megwatt range in California and Nevada, as well as agreements for production of liquified natural gas from landfills.

PART II
OTHER INFORMATION

Item 3 — CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ending January 31, 2002 the registrant issued the following securities:

To Officers and Directors(1)

Name	No. Shares	Position	Consideration

Robert Vrooman	1,300,000	General Counsel/	Service
925 Pacific Court		Director
Walnut Creek, CA 94598

Kevin Chambers	1,225,000	President/	Service
100 N. Arlington Ste. 11E		Director
Reno, Nevada 89501

Mark Bradley	616,668	Vice President/	Service and Loan
5275 W. 7th St., Suite 131		Director	Repayment
Reno, NV 89523

Walter Martin	767,250	Secretary/Treasurer/	Service
510 W. Plumb Lane		Vice President/
Reno, NV 89509		Director

Gerry Weiner	100,000	Vice President/	Service
3495 du Musee Ste. 204		Director
Montreal, Quebec Canada H3G 2C8

William L. Thomas	50,000	Chief Financial	Service
4690 Somerville Way		Officer/Director
Reno, Nevada 89509

To Others(2)

Name	No. Shares	Position	Consideration

Hazel K. Wilson	200,000	investor	$100,000.00
550 South Avondale Amarillo, Texas 79106

Wall Street Marketing Group Inc.	300,000	vendor	public relations services
2375 E. Tropicana Blvd. Ste. 757 Las Vegas, Nevada 89119

JMA Capital Group LLC	350,000	vendor	investment banking services
1255 Post Street Ste. 911 San Francisco, CA 94109

Applied LNG Technologies LLC	310,000	vendor	partial payment for stock of
P.O. Box 51166			Mt. States Petroleum Corp.
Amarillo, Texas 79159

Robert L. Brisotti, Jr.	200,000	vendor	investment banking services
60 East 96th St., Ste. 9A New York, New York 10128

Heather Atsidis	20,000	investor	$2,000.00
2715 Ramona Road Reno, Nevada 89511

(1)	Section 4(2) of the Securities Act is claimed as an exemption from registration for these shares.

(2)	Section 4(6) of the Securities Act is claimed as an exemption for these Securities.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O’Hara Resources, LTD (Registrant)

Date: March 14, 2002	By:	/s/ Kevin Chambers

Kevin Chambers, President

Date: March 14, 2002	By:	/s/ Walter Martin

Walter Martin, Secretary/Treasurer