Form 10QSB
period 2002-07-31
OHARA RESOURCES LTD
filed 2002-09-12
CIK 830821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C.

FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES ACT OF 1934

For the quarterly period ended July 31, 2002

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT

Commission file number 0-16602

O’HARA RESOURCES, LTD

Nevada (State of Incorporation)	88-0485907 (IRS Employer Identification No.)

3394 Lakeside Court, Reno, Nevada 89509
(Address of principal executive offices)

775-337-7630
(Telephone Number)

Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [    ]           No [X ]

The total number of shares of the registrant’s Common Stock, $.001 par value, outstanding on July 31, 2002, was 14,529,358 consisting of 4,273,680 free trading shares and 10,255,678 restricted shares. The authorized capitalization is 100,000,000 common shares.

PART I
FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

Unaudited Financial Statements for first Fiscal Quarter Ending July 31, 2002:

Non-Consolidated Balance Sheet
For the period Ending July 31, 2002
Unaudited

	July 31, 2002	July 31, 2001

ASSETS:
Current Assets:
Cash & Equivalents	$132	$511
Accounts Receivable	700,074	427
Prepaid Expense	1,725	—
Total Current Assets:	$701,931	$938
Fixed Assets:
Mining Properties	831,300	781,300
Oil/Gas Properties	10,050,000	—
Net Equipment	5,599	3,552
Total Fixed Assets	$10,886,899	$784,852
Other Assets	5,055	12,000
TOTAL ASSETS:	$11,593,885	$797,790
LIABILITIES & STOCKHOLDERS EQUITY (DEFICIT) LIABILITIES:
Current Liabilities:
Accounts Payable	$99,267	$5,000
Accrued Liability	297,308	59,774
Accrued Interest	423,206	1,437
Total Current Liability	$819,781	$66,211
Long Term Liabilities:

	July 31, 2002	July 31, 2001

Notes Payable	$95,559	$29,424
Mining Properties	47,252	47,252
Oil/Gas Properties	8,400,000	—
Total Long Term Liability	$8,542,811	$76,676
TOTAL LIABILITY:	$9,362,592	$142,887
Shareholder’s Equity (Deficit)
Retained Earnings	$(7,962,249)	$(7,890,874)
Capital Stock	$11,779	54,169
Additional Paid in Capital	$10,513,253	8,534,502
Retained Earnings, current year	(331,490)	(42,894)
Total Equity	$2,231,293	$654,903

TOTAL LIABILITIES & EQUITY:	$11,593,885	$797,790

Non-Consolidated Income Statement
For the Period May 1, 2002 through July 31, 2002
Unaudited

	May/July 2002	May/July 2001

Income:	$—	$—
Expense
Operations	$(13,902)	$(1,372)

Gross Income from Operations	$(13,902)	$(1,372)

General & Administrative	109,258	40,830
Legal — Chapter 11	10,289	—
Financing Charges	73,374	—
Administrative Total	$(192,921)	$(40,830)

	May/July 2002	May/July 2001

Income/Loss	(206,823)	(42,202)
Interest Expense	(124,797)	(1,544)
Other Income	129	852
Net Income/(Loss) for Period	$(331,491)	$(42,894)
Earnings (Loss) per Common Share	$(0.02)	$(0.01)
Weighted Average Shares Outstanding	14,529,358	5,586,946

Non-Consolidated Cash Flow Statement
For the Period May 1, 2002 through July 31, 2002
Unaudited

	May/July 2002	May/July 2001

Operating Activities
Net Income	$(331,491)	$(42,894)
Adjustments to reconcile net cash:
Accounts receivable	322	(427)
Prepaid Expenses	(1,816)	—
Accounts Payable	45,432	(661)
Accrued Interest	124,691	1,386
Accrued liabilities	95,921	42,595

Total Operating Activities	$(66,941)	$(1)
Investing Activities
Depreciations	$282	$133
Outside Investments	150,637	5,000
Total Investing Activities	$150,919	$5,133

	May/July 2002	May/July 2001

Financing Activities
Notes Payable	$20,986	$(5,842)
Financing Costs	35,000	—
Capital Stock	(1,200)	—
Paid in Capital	(138,800)	—

Total Financing Activities	$(84,014)	$(5,842)
Net cash increase for period	$(36)	$(709)
Cash at beginning of period	$168	$1,220
Cash at end of period	$132	$511

Item 2 — MANAGEMENTS DISCUSSION AND ANALYSIS OF OPERATIONS

     This report is filed out of sequence, before the FY2002 10K, due to pending litigation to recover records and assets under adversarial proceedings described in the following paragraphs. Without such records, the Company is unable to complete an accurate 10K filing for FY2002. This quarterly report also is subject to amendment, particularly regarding consolidation of balance sheets and income statements, pending outcome of those legal proceedings.

     On May 16, 2002, O’Hara Resources Ltd. (the “Company”) filed a Plan of Reorganization through Chapter 11 with the U.S. Bankruptcy Court. On May 22, 2002, the Company also filed a related 542 action for injunctive relief and turnover of assets regarding its wholly owned subsidiary, Mountain States Petroleum Corporation. Because the party holding the promissory note related to the purchase of Mountain States Petroleum Corporation became adversarial, the Company was advised by its financial and legal consultants to seek temporary declaratory relief through Chapter 11 Bankruptcy. A copy of the filing and related actions may be obtained from the U.S. Bankruptcy Court for the District of Nevada, 300 Booth Street, Reno, Nevada 89509, referencing BK-N-02-51651.

     As of June 18, 2002, the Board accepted the resignation of Kevin Chambers as President, Chief Executive Officer and Director of O’Hara Resources Ltd. and its wholly owned subsidiary Mountain States Petroleum Corporation. Robert Vrooman, Director and Vice President of Legal Affairs for O’Hara Resources Ltd., was elected and accepted the position as Acting President of the Company. Mr. Vrooman has a B.Sc. in Mining Engineering, an M.B.A. and a J.D., with more than 20 years experience in the natural resources industries. He has been on the Company’s Board of Directors since September 2000.

     On July 2, 2002, pursuant to actions taken by the Board of Directors, O’Hara issued a share bonus incentive to induce certain key personnel to remain with the Company through its Chapter 11 reorganizational bankruptcy. The key officers have defrayed their salaries during the Chapter 11. Two of the key officers were offered work elsewhere, and the Company needed to retain them to insure continuity and completion of the actions and development in progress. The President Robert Vrooman, Secretary-Vice President Walter Martin, and Chief Financial Officer William Thomas each received 500,000 shares restricted common stock. These officers agreed to continue to defray their salaries all or in part until the Chapter 11 bankruptcy had been resolved. The Trustee for the Federal Bankruptcy Court has opposed the issue of those shares. Another 500,000 restricted shares were divided among three other key individuals as follows: the fourth director, Gerry Weiner, received 150,000 shares; the financial advisor to the Board and Officers, Dr. Richard Anderson, received 300,000 shares; and executive assistant, Diana Rolando, received 50,000 shares.

     Most of the production equipment on the disputed asset Mountain States Petroleum Corporation’s holdings has been replaced or repaired. During the maintenance and upgrade work, it was necessary to shut down the wells being serviced, thereby decreasing the revenue stream. This service work has been completed, and revenue streams from product sales have resumed. Oil and gas production have been doubled as a result of the work.

     The antagonistic position of the vendor of Mountain States Petroleum Corporation regarding its sale to O’Hara Resources has impacted the revenue stream of O’Hara significantly. As a result, until the issue is resolved in the Bankruptcy Court, O’Hara cannot be considered a “going concern”. Its survival will depend on equity sales to appropriate investors and financial assistance from its officers and directors. During this quarter, the officers have personally advanced approximately $35,000 for operating funds and have deferred $81,000 in salaries to assist the Company.

     On May 3, 2002, the Company returned shares of O’Hara Energy Corporation (OEC) to that company in a mutual rescission of the share-exchange of November 30, 2001. OEC also returned the shares it had acquired to the Company. The recission was by mutual agreement, with no penalties to either party. An incompatibility of focus of the respective corporations was the reason for the rescission. On June 19, 2002, OEC also was noticed under provision of a licensing agreement with O’Hara Resources Ltd. to cease use of the O’Hara name and logo. O’Hara has no management in common with OEC.

PART II
OTHER INFORMATION

Item 3 — CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ending July 31, 2002 the registrant issued the following securities:

To Officers and Directors (1)
Name	No. Shares	Position	Consideration

Robert Vrooman 925 Pacific Court Walnut Creek, CA 94598	500,000	Acting President/General Counsel/ Director	Key personnel retainer

Walter Martin 510 W. Plumb Lane Reno, NV 89509	500,000	Secretary/Treasurer/ Vice President/ Director	Key personnel retainer

Gerry Weiner 3495 du Musee Ste. 204 Montreal, Quebec Canada H3G 2C8	150,000	Director	Key personnel retainer

William L. Thomas 4690 Somerville Way Reno, Nevada 89509	750,000	Chief Financial Officer/ Director	Key personnel retainer/loan

Dr. Richard Anderson 1778 Three Mile Drive Reno, Nevada 89509	400,000	Assistant to President/ Advisor to the Board	Key personnel retainer

Diana Rolando 1690 Westmont Lane Reno, Nevada 89511	75,000	Officers’ Executive Assistant	Key personnel retainer/Wages

To Others (2)
Name	No. Shares	Position	Consideration

George Moreno 4905 Colorado Court Sparks, Nevada 89436	300,000	investor	$10,000.00

Kent Mahaffey	100,000	funding advisor	finders fee
c/o Brian Kelley, Esq. One East Liberty St., Ste. 416 Reno, Nevada 89501

(1)	Section 4(2) of the Securities Act is claimed as an exemption from registration for these shares.

(2)	Section 4(6) of the Securities Act is claimed as an exemption for these Securities.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O’Hara Resources, LTD (Registrant)

Date: September 12, 2002	By:	/s/ ROBERT VROOMAN

Robert Vrooman, President

Date: September 12, 2002	By:	/s/ WALTER MARTIN

Walter Martin, Secretary/Treasurer