Form 10QSB
period 2002-10-31
OHARA RESOURCES LTD
filed 2002-12-09
CIK 830821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C.

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES ACT OF 1934

For the quarterly period ended October 31, 2002

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

Yes   [   ]          No   [ X ]

The total number of shares of the registrant’s Common Stock, $.001 par value, outstanding on October 31, 2002, was 14,828,858 consisting of 4,273,680 free trading shares and 10,555,178 restricted shares. The authorized capitalization is 100,000,000 common shares.

PART I
FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

     Unaudited Financial Statements for first Fiscal Quarter Ending October 31, 2002:

Balance Sheet
For the period Ending October 31, 2002

	October 31, 2002	October 31, 2001

ASSETS:
Current Assets:
Cash & Equivalents	$214	$346
Accounts Receivable	-0-	100,093
Prepaid Expense	8,949	-0-
Total Current Assets:	$9,163	$100,439
Fixed Assets:
Mining Properties	778,800	831,300
Oil/Gas Properties	1,650,000	-0-
Net Equipment	5,316	3,419
Total Fixed Assets	$2,434,116	$834,719
Other Assets	-0-	155,526
TOTAL ASSETS:	$2,443,279	$1,090,684
LIABILITIES & STOCKHOLDERS EQUITY (DEFICIT)
LIABILITIES:
Current Liabilities
Accounts Payable	$76,862	$163
Accrued Liability	470,224	123,820
Accrued Interest	6,148	49,862
Total Current Liability	$553,234	$173,845
Long Term Liabilities:
Notes Payable	$96,004	$73,261
Mining Properties	47,252	-0-

	October 31, 2002	October 31, 2001

Oil/Gas Properties	-0-	-0-
Total Long Term Liability	$143,256	$73,261
TOTAL LIABILITY:	$696,490	$247,106
Shareholder’s Equity (Deficit)
Retained Earnings	$(7,962,549)	$(7,890,874)
Capital Stock	$14,829	7,191
Additional Paid in Capital	$10,532,653	8,830,726
Retained Earnings, current year	(838,144)	(103,465)
Total Equity	$1,746,789	$843,578
TOTAL LIABILITIES & EQUITY:	$2,443,279	$1,090,684

Non — Consolidated Income Statement
For the Period August 1, 2002 through October 31, 2002
Unaudited

	Aug/Oct 2002	Aug/Oct 2001

Income:	$-0-	$100,000
Expense
Operations	$27,732	$43,347

Gross Income from Operations	$(27,732)	$56,653

General & Administrative	133,459	68,041
Legal — Chapter 11	201,549	-0-
Financing Charges	-0-	-0-
Asset Write-down	57,630	-0-
Administrative Total	$392,638	$68,041
Income/Loss	(420,370)	(11,388)
Interest Expense	81,868	49,375

	Aug/Oct 2002	Aug/Oct 2001

Other Income	-0-	192
Net Income/(Loss) for Period	$(502,238)	$(60,571)
Earnings (Loss) per Common Share	$(0.03)	$(0.01)
Weighted Average Shares Outstanding	14,828,858	7,190,507

Non-Consolidated Cash Flow Statement
For the Period August 1, 2002 through October 31, 2002
Unaudited

	Aug/Oct 2002	Aug/Oct 2001

Operating Activities
Net Income	$(502,238)	$(60,571)
Adjustments to reconcile net cash:
Accounts receivable	700,074	(99,666)
Prepaid Expenses	(7,224)	-0-
Accounts Payable	(22,683)	(4,837)
Accrued Interest	(416,610)	48,425
Accrued liabilities	170,855	64,046

Total Operating Activities	$(77,826)	$(52,603)
Investing Activities
Depreciations	$282	$133
Outside Investments	8,457,555	(193,392)
Total Investing Activities	$8,457,837	$(193,259)
Financing Activities
Notes Payable	$8,399,555	$(3,414)
Financing Costs	-0-	-0-
Capital Stock	250	(46,979)
Paid in Capital	19,400	296,224

	Aug/Oct 2002	Aug/Oct 2001

Total Financing Activities	$(8,379,905)	$245,831
Net cash increase for period	$106	$(165)
Cash at beginning of period	$107	$511
Cash at end of period	$213	$346

Item 2 — MANAGEMENTS DISCUSSION AND ANALYSIS OF OPERATIONS

     This report is filed out of sequence, before the FY2002 10K, pending settlement of litigation to recover records and assets under adversarial proceedings described in the following paragraphs. Without such records, the Company is unable to complete an accurate 10K filing for FY2002. This quarterly report therefore is also subject to amendment, pending outcome of those legal proceedings.

     On October 3, 2002, O’Hara Resources Ltd. (the “Company”) negotiated a settlement with the primary, secured creditor under the Proceeding of Reorganization and related 542 action through Chapter 11 with the U.S. Bankruptcy Court. The settlement was negotiated during a Court-ordered Settlement Conference presided over by Federal District Judge Thomas Glover. Final written order has not been approved with the Court at this time, although the terms were entered on record on October 3, 2002. A copy of the filing and related actions may be obtained from the U.S. Bankruptcy Court for the District of Nevada, 300 Booth Street, Reno, Nevada 89509, referencing BK-N-02-51651.

     The terms of the settlement included an increase in the price to be paid for Mountain States Petroleum Corporation to $17 million. The increase of $8.6 million to the original remaining purchase price of $8.4 million includes interest, penalties, capital improvements to all operating wellheads, and installation of a helium recovery plant, currently in production. O’Hara will have sixty days from entry of Order to complete financial and technical confirmations of the assets, then an additional six months to complete the purchase. At the request of the U. S. Trustees’ Office, the books will reflect the effective acquisition date of the asset, per the newly negotiated terms, rather than those set forth in prior agreements.

     On July 2, 2002, pursuant to actions taken by the Board of Directors, O’Hara issued a share bonus incentive to induce certain key personnel to remain with the Company through its Chapter 11 reorganizational bankruptcy. The President Robert Vrooman, Secretary-Vice President Walter Martin, and Chief Financial Officer William Thomas each received 500,000 shares restricted common stock. Two of these key officers were offered work elsewhere, and the Company needed to retain them to insure continuity and completion of the actions and development in progress. Another 500,000 restricted shares were divided among three other key individuals as follows: the fourth director, Gerry Weiner, received 150,000 shares; the financial advisor to the Board and Officers, Dr. Richard Anderson, received 300,000 shares; and executive assistant, Diana Rolando, received 50,000 shares. On October 9, 2002, the Court ordered that the issuance of shares be modified such that the three key officers and key advisor each receive half the shares in advance and half the shares upon confirmation of the Plan of Reorganization. The Court also ordered that Mr. Weiner, the fourth Director, receive only 50,000 shares for his services; the Court approved the issue to the executive assistant.

     The formerly adversarial position of the vendor of Mountain States Petroleum Corporation regarding its sale to O’Hara Resources has impacted the revenues of O’Hara. As a result, until the issue is resolved in the Bankruptcy Court and the acquisition completed, O’Hara cannot be considered a “going concern”. Its survival will depend on equity sales to and loans from appropriate investors, as well as financial assistance from its officers and directors. During this quarter, the officers have personally advanced approximately $25,000 for operating funds and have deferred $81,000 in salaries to assist the Company.

PART II
OTHER INFORMATION

Item 3 — CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ending October 31, 2002 the registrant issued the following securities:

To Others (1)
Name	No. Shares	Position	Consideration

George Moreno & Guadalupe Mendoza	300,000	investor	$10,000.00
4905 Colorado Court Sparks, Nevada 89436
J. M. Metcalf & Associates LLC	150,000	investor	$5,000.00
499 Embarcadero Oakland, California 94606
Jesus Lopez	120,000	investor	$4,000.00
10250 Grizzly Hill Court Reno, Nevada 89521
John & Cynthia Portman	30,000	investor	$1,000.00
P. O. Box 718 Lovelock, Nevada 89419

(1)	Section 4(6) of the Securities Act is claimed as an exemption for these Securities.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O’Hara Resources, LTD (Registrant)

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

I, Robert Vrooman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of O’Hara Resources, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ROBERT VROOMAN

Robert Vrooman
Chief Executive Officer

Date: December 5, 2002

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

I, William Thomas, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of O’Hara Resources, Ltd.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WILLIAM THOMAS William Thomas Chief Financial Officer

Date: December 5, 2002