Form 10QSB/A
period 2002-10-31
OHARA RESOURCES LTD
filed 2002-12-12
CIK 830821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C.

FORM 10-QSB/A

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

Non — Consolidated Cash Flow Statement
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

     On October 3, 2002, O’Hara Resources Ltd. (the “Company”) negotiated a settlement with the primary, secured creditor under the Proceeding of Reorganization and related 542 action through Chapter 11 with the U.S. Bankruptcy Court. The settlement was negotiated during a Court-ordered Settlement Conference presided over by Federal District Judge Thomas Glover. Final written order was approved by the Court on November 24, 2002. A copy of the filing and related actions may be obtained from the U.S. Bankruptcy Court for the District of Nevada, 300 Booth Street, Reno, Nevada 89509, referencing BK-N-02-51651.

     The terms of the settlement included an increase in the price to be paid for Mountain States Petroleum Corporation to $17 million. The increase of $8.6 million to the original remaining purchase price of $8.4 million includes interest, penalties, capital improvements to all operating wellheads, and installation of a helium recovery plant, currently in production. O’Hara has sixty days from entry of the aforementioned Order to complete financial and technical confirmations of the assets, then an additional six months to complete the purchase. At the request of the U. S. Trustees’ Office, the books will reflect the effective acquisition date of the asset, per the newly negotiated terms, rather than those set forth in prior agreements.

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

PART II
OTHER INFORMATION

Item 3 — CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ending October 31, 2002 the registrant issued the following securities:

To Others (1)
Name	No. Shares	Position	Consideration

George Moreno & Guadalupe Mendoza
4905 Colorado Court	300,000	investor	$10,000.00
Sparks, Nevada 89436

J. M. Metcalf & Associates LLC
499 Embarcadero	150,000	investor	$5,000.00
Oakland, California 94606

Jesus Lopez
10250 Grizzly Hill Court	120,000	investor	$4,000.00
Reno, Nevada 89521

John & Cynthia Portman
P. O. Box 718	30,000	investor	$1,000.00
Lovelock, Nevada 89419

(1)	Section 4(6) of the Securities Act is claimed as an exemption for these Securities.

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
Date: December 12, 2002

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

/s/ WILLIAM THOMAS
William Thomas

Chief Financial Officer
Date: December 12, 2002

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification of the Chief Executive Officer Pursuant to IB U.S.C. Sector 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer Pursuant to IB U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.