Form 10QSB
period 2003-01-31
OHARA RESOURCES LTD
filed 2003-02-27
CIK 830821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C.

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES ACT OF 1934

For the quarterly period ended January 31, 2003

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT

Commission file number 0-16602

O’HARA RESOURCES, LTD

Nevada	88-0485907
(State of Incorporation)	(IRS Employer Identification No.)

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

Yes [  ]  No [X]

The total number of shares of the registrant’s Common Stock, $.001 par value, outstanding on January 31, 2003, was 14,948,858 consisting of 4,273,680 free trading shares and 10,675,178 restricted shares. The authorized capitalization is 100,000,000 common shares.

PART I FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS
Non — Consolidated Income Statement For the Period November 1, 2002 through January 31, 2003
Non-Consolidated Cash Flow Statement For the Period November 1, 2002 through January 31, 2003
Item 2 — MANAGEMENTS DISCUSSION AND ANALYSIS OF OPERATIONS
PART II OTHER INFORMATION
Item 3 — CHANGES IN SECURITIES AND USE OF PROCEEDS
SIGNATURES
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
EXHIBIT 99.1
EXHIBIT 99.2

PART I
FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

     Unaudited Financial Statements for third Fiscal Quarter Ending January 31, 2003:

Balance Sheet

For the period Ending January 31, 2003

	January 31, 2003	January 31, 2002

ASSETS:
Current Assets:
Cash & Equivalents	$4,621	$453
Accounts Receivable	-0-	400,233
Prepaid Expense	10,140	-0-
Total Current Assets:	$14,761	$400,686
Fixed Assets:
Mining Properties	778,800	831,300
Oil/Gas Properties	1,650,000	10,050,000
Net Equipment	5,034	6,162
Total Fixed Assets	$2,433,834	$10,887,462
Other Assets	-0-	155,526
TOTAL ASSETS:	$2,448,595	$11,443,674
LIABILITIES & STOCKHOLDERS EQUITY (DEFICIT)
LIABILITIES:
Current Liabilities
Accounts Payable	$34,789	$18,767
Accrued Liability	394,471	96,800
Accrued Interest	6,546	177,680
Total Current Liability	$435,806	$293,247
Long Term Liabilities:
Notes Payable	$74,636	$34,673
Mining Properties	27,252	47,252
Oil/Gas Properties	-0-	8,400,000
Total Long Term Liability	$101,888	$8,481,925
TOTAL LIABILITY:	$537,694	$8,775,172
Shareholder’s Equity (Deficit)
Retained Earnings	$(7,962,549)	$(7,890,874)
Capital Stock	14,948	12,979
Additional Paid in Capital	10,532,655	10,652,053
Retained Earnings, current year	(909,673)	(105,656)
In-Process Stock	235,520	-0-
Total Equity	$1,910,901	$2,668,502
TOTAL LIABILITIES & EQUITY:	$2,448,595	$11,443,674

Non — Consolidated Income Statement
For the Period November 1, 2002 through January 31, 2003

Unaudited

	Nov 2002/Jan 2003	Nov 2001/Jan 2002

Income:	$-0-	$300,000
Expense
Operations	$1,550	$54,190
Gross Income from Operations	$(1,550)	$245,810

General & Administrative	56,627	120,280
Legal — Chapter 11	12,493	-0-
Financing Charges	-0-	-0-
Administrative Total	$69,120	$120,280
Income/Loss	(70,670)	125,530
Interest Expense	859	127,861
Other Income	-0-	139
Net Income/(Loss) for Period	$(71,529)	$(2,192)
Earnings (Loss) per Common Share	$(0.005)	$(0.000)
Weighted Average Shares Outstanding	14,948,858	7,190,507

Non-Consolidated Cash Flow Statement
For the Period November 1, 2002 through January 31, 2003

Unaudited

	Nov 2002/Jan 2003	Nov 2001/Jan 2002

Operating Activities
Net Income	$(71,529)	$(2,191)
Adjustments to reconcile net cash:
Accounts receivable	-0-	(300,139)
Prepaid Expenses	(1,191)	-0-
Accounts Payable	(42,072)	18,604
Accrued Interest	398	127,818
Accrued liabilities	(75,753)	(27,020)
Total Operating Activities	$(190,147)	$(182,928)
Investing Activities
Depreciations	$282	$232
Outside Investments	-0-	(10,052,976)
Total Investing Activities	$282	$(10,052,744)
Financing Activities
Notes Payable	$(41,368)	$8,408,663
Financing Costs	-0-	-0-
Capital Stock	120	5,789
Paid in Capital	-0-	1,821,326
In-Process Stock	235,520	-0-
Total Financing Activities	$194,272	$10,235,778
Net cash increase for period	$4,407	$106
Cash at beginning of period	$213	$346
Cash at end of period	$4,620	$452

Item 2 — MANAGEMENTS DISCUSSION AND ANALYSIS OF OPERATIONS

     This report is filed out of sequence, before the FY2002 10K. O’Hara Resources Ltd. (the “Company”) has been under litigation to recover records and assets under adversarial proceedings described in the following paragraphs. The litigation was dismissed on January 14, 2003 after a settlement agreement was reached by the Company with the adverse party. Without those records, the Company has been unable to complete the financial audits required for an accurate 10K filing for FY2002. This quarterly report therefore is also subject to amendment.

     On January 14, 2003, the Company was dismissed at its own request from the Proceeding of Reorganization and related 542 action through Chapter 11 with the U.S. Bankruptcy Court. The voluntary dismissal followed a settlement agreement that was negotiated during a Court-ordered Settlement Conference. Final written order of the dismissal was approved by the Court on January 23, 2003. A copy of the filing and related actions may be obtained from the U.S. Bankruptcy Court for the District of Nevada, 300 Booth Street, Reno, Nevada 89509, referencing BK-N-02-51651.

     The terms of the settlement agreement included an increase in the price from $10 million to $17 million for the purchase of Mountain States Petroleum Corporation (MSP) and related assets. Those assets include (a) all of the issued and outstanding shares of MSP free and clear of encumbrances, (b) six nitrogen rejection units (NRUs), which represents all of the NRUs previously purchased including one operating at the helium plant at the Beautiful Mountain field, and (c) the helium plant at the Beautiful Mountain field, currently in production. O’Hara completed financial and technical confirmations of the assets within the sixty days from entry of the aforementioned Order, as specified. It now has until July 15, 2003 to complete the purchase. At the request of the U. S. Trustees’ Office, the books will reflect the effective acquisition date of the asset, per the newly negotiated terms, rather than those set forth in prior agreements.

     On January 25, 2003, pursuant to actions taken by the Board of Directors and modified by the Court, O’Hara issued the remainder of a share bonus incentive to reward certain key personnel for having remained with the Company through its Chapter 11 reorganizational bankruptcy.

     O’Hara cannot be considered a “going concern”. Its survival will depend on equity sales to and loans from appropriate investors, as well as financial assistance from its officers and directors. During this quarter, the officers have personally advanced approximately $11,000 for operating funds and have deferred $126,000 in salaries to assist the Company.

     The Directors approved unanimously to set a Special Shareholders Meeting in lieu of the calendar year 2002 Annual Meeting, for the second Friday in May 2003 (May 9). In conjunction with this action, the Directors are recommending to the Shareholders that the second Friday in May be set as the date for the Annual Meeting going forward (rather than October 10), and that further, the fiscal year-end be changed from April 30 to March 31.

     On January 6, 2003, the Directors modified the list of Officers and selected a new Resident Agent for the Company. The current Officers list and Resident Agent are as follows: Robert Vrooman, President and CEO; Walter Martin, Vice President and Secretary; William Thomas, Treasurer, Assistant Secretary and Chief Financial Officer; and Stephen R. Harris, Resident Agent.

PART II
OTHER INFORMATION

Item 3 — CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ending January 31, 2003, the registrant issued the following securities:

To Others (1)
Name	No. Shares	Position	Consideration

Stephen R. Harris	200,000	outside counsel	completion bonus for legal work

David C. Patterson	20,000	private lender	$10,000.00 loan*

Robert Vrooman	250,000	Acting President/General Counsel/ Director	Key personnel retainer

Walter Martin	250,000	Secretary/Vice President/ Director	Key personnel retainer

William L. Thomas	250,000	Chief Financial Officer/ Director	Key personnel retainer

Dr. Richard Anderson	150,000	Assistant to President/Advisor to the Board	Key personnel retainer

(1)	Section 4(6) of the Securities Act is claimed as an exemption for these Securities.

(2)	Section 4(2) of the Securities Act is claimed as an exemption from registration for these Securities.

*	The loan has a six-month term at six percent interest rate, with option to convert to common shares at $0.15/share at maturity; as well, 20,000 restricted common shares were issued as incentive for reduced interest rate.

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
Date: February 26, 2003

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
Date: February 26, 2003