Form 10KSB
period 2003-04-30
OHARA RESOURCES LTD
filed 2004-04-29
CIK 830821

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended April 30, 2003

( ) TRANSACTION REPORT PURSUANT TO SECTION 14 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transaction period from __________ to __________

                       Commission File number 0-16602

                           O'HARA RESOURCES, LTD
              (Exact name of Company as specified in charter)

       Nevada                                            88-0485907
(State of Incorporation)                  (IRS Employer Identification No.)


     3394 Lakeside Court, Reno, Nevada                              89509
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

State issuers revenues for its most recent fiscal year:     $-0-

The aggregate market value on April 30, 2003, of the voting and non-voting common equity held by non affiliates computed by reference to the price of which the common equity was sold, or the average bid and asked price of such common equity was $1,649,350.

As at April 30, 2003 the aggregate market value of the voting stock held by non-affiliates is undeterminable and is considered to be 0-.

             ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PAST FIVE YEARS

                  Yes, Chapter 11, filed on May 16, 2002.
Bankruptcy dismissed         January 14, 2003.

                  APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of April 30, 2003, the Company has Eighteen Million, Two Hundred Forty Eight Thousand, Six Hundred Three (18,248,603) Shares of common stock issued and outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

No annual reports to security holders, proxy or other information statements nor any prospectus filed pursuant to Rule 454 (b) or (c) under the Securities Act of 1933 is incorporated herein.

None

Transitional small Business Disclosure Format (check one):

Yes [  ] No [X]

ITEM 1.   DESCRIPTION OF BUSINESS

HISTORY AND ORGANIZATION

The original registrant was incorporated in 1984, as Jedi Resources, Ltd., under the laws of the Province of British Columbia, Canada. The name of the original registrant was changed to O'Hara Resources, Ltd., on May 2, 1985. On October 26, 1990, the original registrant merged with O'Hara Resources, Ltd., a Nevada corporation incorporated in March of 1990. The Nevada Corporation became successor to all assets and liabilities of the original registrant. The Company's headquarters address is 3394 Lakeside Court, Reno, Nevada 89509.

The Company is authorized by its articles of incorporation to issue 100 million shares of common stock, at $0.001 par value, as well as 50 million shares each of Class A and Class B preferred stock. As of April 30, 2003, there were 18,248,603 shares of common stock issued and outstanding, and no shares of either Class A or Class B preferred stock issued.

The registrant is engaged in the acquisition, and when and as warranted, the development of natural resource properties. Since its inception the company has acquired interest in and undertaken exploration upon eleven groups of mineral claims scattered across the western United States and the Canadian Province of British Columbia, in addition to having acquired an interest in a telecommunications venture. A key member of management, Mr. Al Farrell, died in 1991. The Company failed to replace him. By the end of 1993, the company had allowed its interest in each of the underlying mineral leases to lapse, and the telecommunications venture had failed.
The Company was subsequently inactive until September 2000.

The company acquired interests in several mineral properties: a 5 % net smelter royalty on a nickel-cobalt property in Red Flats, Oregon (Red Flats Project); a 10 % non-participating net profits royalty against Red Dog LLC Gilbert District, NV, Wollastonite deposit; a 5 % non-participating net profits royalty against the Red Dog gold and silver property near Mammoth, CA; ownership of the twenty-four (24) nickel-cobalt claims (Red Flats Project) on which the 5 % net smelter royalty was acquired (referenced below); and a 60 % interest in Big Delta Limestone, Ltd.
The Company has assigned all of these properties back to their original assignors and the Company has no interests in any of the above mentioned properties as of the date of this filing.

ITEM 2   DESCRIPTION OF PROPERTIES

The Company has no properties of any kind as of the filing date of this document.

ITEM 3 - LEGAL PROCEEDINGS

Chapter 11 Bankruptcy filed May 16, 2002, dismissed on January 23, 2003. No other legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED MATTERS

The principal market on which the registrant's shares of common stock are traded is the NQB Pink Sheets under the symbol OHRL.

High and low sale prices of registrant's common stock on the Pink Sheets for each period during the past two years are as follows:

2003 Market Price                                 High            Low
-----------------                          ------------   ------------
First Quarter                                     0.125          0.125

2002 Market Price
-----------------
First Quarter                                     0.189          0.03
Second Quarter                                    0.40           0.03
Third Quarter                                     0.359          0.049
Fourth Quarter                                    0.259          0.109

2001 Market Price
-----------------
No Market before fourth quarter
Fourth Quarter                                    0.359          0.079

The approximate number of shareholders of the registrant common stock as of April 30, 2003 was seven hundred four (704).

No cash dividends were declared during the fiscal years ending April 30, 2002 and April 30, 2003.

The registrant sold, for other than cash, the following restricted common shares:

Date           Name                          Shares         Reason
--------------------------------------------------------------------------
9/10/01        Mark A. Bradley                 388,500*     services
9/10/01        Walter M. Martin                466,400*     services
9/10/01        Robert Vrooman                  100,000*     services
9/10/01        F. G. Hollister, Jr.             30,000*     debt conversion
10/5/01        Donald Zanstra                   50,000*     acquisition
10/5/01        O'Hara Energy Corp.           9.999,999*     Joint venture
10/5/01        O'Hara Energy, Corp.          5,000,001*     Joint Venture
11/15/01       Mark A. Bradley                  324,000     services
11/15/01       Kevin Chambers                   824,000     services
11/15/01       Walter M. Martin                 427,250     services
11/15/01       Robert Vrooman                 1,300,000     services
11/15/01       Gerry Weiner                     100,000     services
11/15/01       Applied LNG Tech.                 10,000     acquisition
11/29/01       Hazel Kelley Wilson              200,000     acquisition
11/29/01       JMA Capital Group, LLC           350,000     services
11/29/01       Wall Street Marketing            300,000     services

11/29/01       Applied LNG Tech.                300,000     acquisition
12/5/01        Billington Publications          350,000     services
1/10/02        Mark A. Bradley                  292,668     services
1/10/02        Kevin Chambers                   400,000     services
1/10/02        Walter M. Martin                 340,000     services
1/10/02        William L. Thomas                 50,000     services
1/10/02        Heather Atsidis                   20,000     debt conversion
1/10/02        Robert L. Brisotti, Jr.          200,000     services
3/08/02        Bret B. Reiss                    100,000     services
3/08/02        Bret B. Reiss                    100,000     services
3/08/02        Bret B. Reiss                    100,000     services
6/20/02        William L. Thomas                250,000     services
6/20/02        George R. Moreno                 300,000     investor
6/20/02        Richard Anderson                 100,000     services
6/20/02        Kent Mahaffey                    100,000     services
6/24/02        Diana Rolando                     24,500     services
7/03/02        Diana Rolando                     75,000     services
7/03/02        Robert Vrooman                   500,000     services
7/03/02        William Thomas                   500,000     services
7/03/02        Walter Martin                    500,000     services
7/03/02        Richard Anderson                 300,000     services
7/03/02        Gerry Weiner                     150,000     services
8/23/02        George & Guadalupe Mendoza       300,000     debt conversion
8/23/02        John & Cynthia Portman            30,000     debt conversion
8/23/02        J M Metcalf & Assoc.             150,000     services
9/04/02        Jesus N. Lopez                   120,000     debt conversion
1/03/03        David C. Patterson                20,000     debt conversion
1/27/03        Robert Vrooman                   250,000     services
1/27/03        William L. Thomas                250,000     services
1/27/03        Walter M. Martin                 250,000     services
1/27/03        Richard Anderson                 150,000     services
1/27/03        Steven R. Harris                 200,000     services
2/11/03        Steven R. Harris                 454,545     services
2/13/03        Anderson Family Trust            848,400     services
2/13/03        William L. Thomas                636,300     services
2/13/03        Tonya L. Thomas, Trustee          10,000     services
2/13/03        Tonya L. Thomas, Trustee          10,000     services
2/13/03        Robert Vrooman                   454,500     services
2/27/03        Donald D. Zandstra               181,800     debt conversion
2/28/03        Robert Vrooman                    50,000     services
2/28/03        Walter Martin                     50,000     services
2/28/03        William Thomas                    50,000     services
2/28/03        Gerry Weiner                      50,000     services
2/28/03        Mark A. Bradley                    4,200     services
3/06/03        Billington Publications          200,000     services
3/12/03        Omni Capital Corp.               150,000     services

"Service" means professional services rendered to the Company within the scope of the individual officers' or persons capabilities as described further in Item 9, below

* Amounts stated reflect number of shares issued as a result of the Company's October 22nd, 2001, 1 for 10 reverse split.

                                     6


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION RESULTS OF OPERATIONS

On January 14, 2003, the Company reached a settlement agreement with the adverse party in an adversarial proceeding brought by the Company in the United States Bankruptcy Court, District of Nevada. The adversarial proceeding had been brought by the Company in conjunction with the Company's filing for Chapter 11 Bankruptcy protection to obtain records held by the adversarial party needed by the Company to complete its acquisition of Mountain States Petroleum Corporation. Without those records, the Company had also been unable to complete the financial audits required for an accurate 10K filing for FY2002.

Following the January 14, 2003 settlement noted above, a final written order was issued by the Court on January 23, 2003 whereby the Company was dismissed from Chapter 11 and the adversarial proceeding was dismissed. A copy of the filing and related actions may be obtained from the U.S. Bankruptcy Court for the District of Nevada, 300 Booth Street, Reno, Nevada 89509, referencing BK-N-02-51651. The terms of the settlement included an increase in the price to be paid by the Company for Mountain States Petroleum Corporation to $17 million. The increase of $8.6 million to the original remaining purchase price of $8.4 million included interest, penalties, capital improvements to all operating wellheads, and installation of a helium recovery plant, currently in production. The Company completed financial and technical confirmations of the assets within the sixty days from entry of the aforementioned Order, as specified. The Company thereafter was provided, pursuant to the court order, with six additional months to complete its purchase of Mountain States Petroleum Corporation.

The Company currently has no employees.


LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2003 the Company had $18,220.00 in cash and receivable notes. Total stockholders' equity was $697,798.00. Expenses related to renewal of activity of the Company amounted to $497,327.00, most of which were compensations to officers for professional services subsequently converted to common shares (see Item 5, p. 7 and 8). The capital share structure of the Company changed from 55,869,458 common shares issued and outstanding at April 30, 2001, before a reverse of one for ten, to 18,248,603 common shares issued and outstanding at April 30, 2003. Based on the average shares outstanding, the Company sustained a loss of $0.03/share in FY2003.


                                     6

PROPERTIES

The Company rents 500 square feet of office space and parking in Reno, Nevada. Total rent payments for the office and parking are $495 per month.

INCOME TAXES

The Company's present net operating loss carryforward of $9,802,057 arises for operations from inception on February 2, 1984 through April 30, 2003. The present net operating loss carryforward of the Company will begin to expire in the year 2006.

The Company does not anticipate that it will have taxable income during the carryforward period because of the applicable net operating loss.

CAUTIONARY STATEMENT

No stock exchange, securities commission or other regulatory authority has approved or disapproved the information contained herein. All statements other than statements of historical fact included in this document, including, without limitation, statements regarding potential mineralization and reserves, exploration results, projected production and future plans and objectives of O'Hara, are statements that involve various risks and uncertainties. There can be no assurance that such statements will prove to be accurate and actual results and future events could differ materially form those anticipated in such statements. Important factors that could cause actual results to differ materially from O'Hara's expectations are exploration, production and development risks detailed herein and from time to time in the filings made by O'Hara with securities
regulators.   Penny stock investments are risky, with no guarantees of
market for the securities. Investors are cautioned to proceed only after obtaining advice from investment professionals.


ITEM 7 - FINANCIAL STATEMENTS

The financial statements of the Company as of April 30, 2003 and 2002 follow.













                           O'HARA RESOURCES, LTD.
                       (A DEVELOPMENT STAGE COMPANY)

                            FINANCIAL STATEMENTS

                          APRIL 30, 2003 AND 2002

                           O'HARA RESOURCES LTD.
                       (A DEVELOPMENT STAGE COMPANY)

                                  CONTENTS

               INDEPENDENT AUDITOR'S REPORT                               9

               FINANCIAL STATEMENTS

                 Balance Sheet                                           10

                 Statement of Operations                                 11

                 Statement of Stockholders' Equity                       12

                 Statement of Cash Flows                                 13

                 Notes to Financial Statements                           16



                        Independent Auditors' Report
                        ----------------------------

To the Board of Directors
and Stockholders of
O'Hara Resources, Ltd.

We have audited the accompanying balance sheets of O'Hara Resources, Ltd. (a development stage company) (a Nevada corporation) as of April 30, 2003 and 2002 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception on February 2, 1984 through April 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted accounting standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of O'Hara Resources, Ltd., as of April 30, 2003 and 2002 and the results of its operations and cash flows for the years then ended and from inception on February 2, 1984 through April 30, 2003 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has little operating capital, no revenues and is dependent on financing to continue operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson LLC
Bountiful, Utah
January 21, 2004

                           O'Hara Resources, Ltd.
                       (A Development Stage Company)
                               Balance Sheets

                                                             April 30,     April 30,
                                                                2003          2002
                                                           ------------  ------------
CURRENT ASSETS:
  Cash                                                     $     1,509   $       168
  Accounts receivable (net of allowance of $0)                       -           472
  Prepaid Expenses                                               5,662             -
                                                           ------------  ------------
     Total Current Assets                                        7,171           640
                                                           ------------  ------------
PROPERTY, PLANT & EQUIPMENT, NET                                 4,824         5,880
                                                           ------------  ------------
OTHER ASSETS
  Mining Claims                                                125,000       375,000
  Royalty agreement buyback - mining claims                     30,760        92,280
  Option - mining claim                                              -         3,500
  Investments                                                1,650,000    10,205,526
                                                           ------------  ------------
     Total Other Assets                                      1,805,760    10,676,306
                                                           ------------  ------------
TOTAL ASSETS                                               $ 1,817,755   $10,682,827
                                                           ============  ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES
  Accounts payable                                            $ 53,989      $ 53,659
  Accrued expenses                                             497,340       499,903
  Current portion of long-term debt                            109,312     8,486,825
                                                           ------------  ------------
     Total Current Liabilities                                 660,641     9,040,387
                                                           ------------  ------------
LONG-TERM LIABILITIES
  Notes payable                                                 25,000     8,425,000
  Notes payable - related party                                 84,312        61,825
  Current portion of long-term debt                           (109,312)   (8,486,825)
                                                           ------------  ------------
     Total Long-term liabilities                                     -             -
                                                           ------------  ------------
     Total Liabilities                                         660,641     9,040,387
                                                           ------------  ------------
STOCKHOLDERS' EQUITY/(DEFICIT)
  Preferred stock, Series A, $.001 par value;
   50,000,000 shares authorized: $.001 par
   value, no shars issued and outstanding                            -             -
  Preferred stock, Series B, $.001 par value;
   50,000,000 shares authorized: $.001 par
   value, no shars issued and outstanding                            -             -
  Capital stock, $.001 par value; 100,000,000
   shares authorized: 18,178,603 and 13,209,358
   issued and outstanding, respectively                         18,179        13,209
  Additional paid-in capital                                10,940,993    10,689,553
  Deficit accumulated during the development stage          (9,802,057)   (9,060,323)
                                                           ------------  ------------
     Total Stockholders' Equity/(Deficit)                    1,157,114     1,642,440
                                                           ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)       $ 1,817,755   $10,682,827
                                                           ============  ============

 The accompanying notes are an integral part of these financial statements.
                                     10

                           O'Hara Resources, LTD.
                       (A Development Stage Company)
                          Statement of Operations

                                                                       From inception
                                                                         (February 2,
                                                      Year Ended               1984)
                                             --------------------------     Through
                                               April 30,     April 30,     April 30,
                                                 2003          2002          2003
                                             ------------  ------------  ------------
SALES, Net of Returns, Allowances and
Discounts                                    $         -   $         -   $         -

COST OF SALES                                          -             -             -
                                             ------------  ------------  ------------
Gross margin                                           -             -             -
                                             ------------  ------------  ------------
EXPENSES
  Write off of mineral properties                315,020       311,520     4,335,571
  Depreciation and amortization                    1,056           780       181,448
  General and adminstrative expenses             703,058       558,812     5,280,454
                                             ------------  ------------  ------------
     Total expenses                            1,019,134       871,112     9,797,473
                                             ------------  ------------  ------------
NET (LOSS) before other items                 (1,019,134)     (871,112)   (9,797,473)

OTHER INCOME (EXPENSE)
  Interest income                                    129         1,348        17,829
  Gain on forgiveness of debt                    494,947             -       494,947
  Interest expense                              (217,676)     (299,684)     (517,360)
                                             ------------  ------------  ------------
     Total other income                          277,400      (298,336)       (4,584)
                                             ------------  ------------  ------------
NET (LOSS) BEFORE TAXES                         (741,735)   (1,169,449)   (9,802,057)

PROVISIONS FOR INCOME TAXES                            -             -             -
                                             ------------  ------------  ------------
NET (LOSS)                                   $  (741,735)  $(1,169,449)  $(9,802,057)
                                             ============  ============  ============
EARNINGS (LOSS) PER COMMON SHARE             $     (0.05)  $     (0.12)  $     (4.05)
                                             ============  ============  ============
WEIGHTED AVERAGE SHARES OUTSTANDING           15,956,294     9,689,025     2,418,641
                                             ============  ============  ============





 The accompanying notes are an integral part of these financial statements.
                                     11

                           O'HARA RESOURCES, LTD.
                       (A Development Stage Company)
                Statement of Stockholders' Equity (Deficit)
            From inception on February 2, 1984 to April 30, 2003

                                                                Deficit
                                                             Accumulated
                              Captial Stock      Additional   During the
                          ---------------------   Paid-in    Development
                             Shares    Amount      Capital      Stage        Total
                          ----------- ---------  ----------- -----------  -----------
Balance -
 April 30, 1990            2,119,362  $  2,119   $6,610,615 $(3,383,839)  $3,228,895

Stock issued for purchase
 of mineral property         560,000       560      349,440           -      350,000
Stock issued for exercise
 of stock options            150,000       150      254,850           -      255,000
Stock issued for settlement
 of debt                     222,568       223      138,882           -      139,105
Stock issued for services  1,170,846     1,171       10,537           -       11,708

Net loss from May 1, 1990
 through April 30, 1997            -         -            -  (4,009,708)  (4,009,708)
                          ----------- ---------  ----------- -----------  -----------
Balance - April 30, 1997   4,222,776     4,223    7,364,324  (7,393,547)     (25,000)

Net loss for the year
 ended April 30, 1998              -         -            -           -            -
                          ----------- ---------  ----------- -----------  -----------
Balance - April 30, 1998   4,222,776     4,223    7,364,324  (7,393,547)     (25,000)

Net loss for the year
 ended April 30, 1999              -         -            -           -            -
                          ----------- ---------  ----------- -----------  -----------
Balance - April 30, 1999   4,222,776     4,223    7,364,324  (7,393,547)     (25,000)

Net loss for the year
 ended April 30, 2000              -         -            -           -            -
                          ----------- ---------  ----------- -----------  -----------
Balance - April 30, 2000   4,222,776     4,223    7,364,324  (7,393,547)     (25,000)

Stock issued for services
 and expense reimbursements  877,650       878      437,947           -      438,825
Stock issued for purchase
 of mining claims            250,000       250      624,750           -      625,000
Stock issued for option to
 purchase mining claim         5,000         5        2,495           -        2,500
Stock issued for buyback of
 royalty agreement - claims   61,250        62      153,738           -      153,800
Stock issued to escrow for
 buyback of royalty
 agreement                   100,000       100         (100)          -      153,800

Net loss for the year
 ended April 30, 2002              -         -            -  (1,169,449)  (1,169,449)
                          ----------- ---------  ----------- -----------  -----------
Balance - April 30, 2002  13,209,358    13,209   10,689,553  (9,060,323)   1,642,440
                          ----------- ---------  ----------- -----------  -----------

      The accompanying notes are an integral part of these financial statements.
                                          12

                                O'HARA RESOURCES, LTD.
                            (A Development Stage Company)
                     Statement of Stockholders' Equity (Deficit)
                 From inception on February 2, 1984 to April 30, 2003

                                                                Deficit
                                                             Accumulated
                              Captial Stock      Additional   During the
                          ---------------------   Paid-in    Development
                             Shares    Amount      Capital      Stage        Total
                          ----------- ---------  ----------- -----------  -----------
Balance - April 30, 2002  13,209,358  $ 13,209  $10,689,553 $(9,060,323)  $1,642,440

Shares issued as a loan
 incentive                   420,000       420       12,680           -       13,100
Shares issued for services
 and expenses                400,000       400       15,600           -       16,000
Shares issued for cash       750,000       750       24,250           -       25,000
Cancellation of shares
 issued for services        (350,000)     (350)     (13,650)          -      (14,000)
Shares issued in lieu
 of wages                  2,149,500     2,150       62,335           -       64,485
Shares issued for
 payables                  3,099,745     3,100      282,925           -      286,025
Cancellation of shares
 issued for investments   (1,500,000)   (1,500)    (148,500)          -     (150,000)
Options issued to
 employees                         -         -       15,800           -       15,800


Net loss for the year
 ended April 30, 2003              -         -            -    (741,734)    (741,734)
                          ----------- ---------  ----------- -----------  -----------

Balance - April 30, 2003  18,178,603    18,179   10,940,993  (9,802,057)   1,157,114
                          =========== =========  =========== ===========  ===========























 The accompanying notes are an integral part of these financial statements.

                                     13

                           O'HARA RESOURCES, LTD.
                       (A Development Stage Company)
                          Statements of Cash Flows

                                                                       From inception
                                                                         (February 2,
                                                        Year Ended           1984)
                                             --------------------------    Through
                                               April 30,     April 30,     April 30,
                                                 2003          2002          2003
                                             ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                   $  (741,735)  $(1,169,449)  $(9,802,058)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Write-off of mineral properties, fixed
      assets and investments                     315,020       311,520     4,335,571
     Stock issued for services and expense
      reimbursement                              366,937       281,356     1,098,826
     Depreciation and amortization               366,937       281,356       181,448
  Changes in assets and liabilities:
   (Increase) decrease in accounts receivable        472          (472)            -
   Increase (decrease) in accrued expenses        (2,563)      468,052       497,340
   Increase in prepaids                           (5,662)            -        (5,662)
   Increase (decrease) in accounts payable           330        44,355        53,989
                                             ------------  ------------  ------------
     Net cash used inn operating activities      (66,145)      (63,858)   (3,640,546)
                                             ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                             -        (2,976)   (1,596,480)
  Acquisition of mineral proerty interests             -      (100,000)   (1,548,942)
  Payments for notes receivable                        -             -       (17,000)
  Purchase of investments                              -        (5,526)     (250,408)
                                             ------------  ------------  ------------
     Net cash used in investing activities             -      (108,502)   (3,412,830)
                                             ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                     79,705        21,308       165,265
  Principal payments on long-term debt           (37,219)            -       (37,219)
  Issuance of common stock                        25,000       150,000     6,926,839
                                             ------------  ------------  ------------
     Net cash used in financing activities        67,486       171,308     7,054,885
                                             ------------  ------------  ------------
     Net Increase (decrease) in cash               1,341        (1,052)        1,509

CASH AT BEGINNING OF PERIOD                          168         1,220             -
                                             ------------  ------------  ------------
CASH AT END OF PERIOD                        $     1,509   $       168   $     1,509
                                             ============  ============  ============

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                    $          -   $         -   $         -
                                             ------------  ------------  ------------
  Cash paid for income taxes                $          -   $         -   $         -
                                             ------------  ------------  ------------

 The accompanying notes are an integral part of these financial statements.
                                     14

                           O'HARA RESOURCES, LTD.
                       (A Development Stage Company)
                          Statements of Cash Flows

                                                                       From inception
                                                                         (February 2,
                                                         Year Ended           1984)
                                             --------------------------    Through
                                               April 30,     April 30,     April 30,
                                                 2003          2002          2003
                                             ------------  ------------  ------------

Non-cash activities:
  Stock issued for purchase of mining
   claims                                   $          -   $         -   $         -
                                             ============  ============  ============
  Stock issued for option to purchase
   mining claims                            $          -   $     1,000   $    35,000
                                             ============  ============  ============
  Stock issued for royalty agreement
   buyback - mining claims                  $          -   $         -   $   153,800
                                             ============  ============  ============
  Stock issued for services and expense
   reimbursements                           $    367,409   $   281,356   $ 1,054,298
                                             ============  ============  ============
  Stock issued for settlement of debt       $     20,000   $    17,000   $   230,105
                                             ============  ============  ============
  Stock issued for exercise of stock
   options                                  $          -   $         -   $   255,000
                                             ============  ============  ============
  Stock issued for investments              $          -   $ 1,700,000   $ 1,700,000
                                             ============  ============  ============




 The accompanying notes are an integral part of these financial statements.
                                     15


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

     In 1991, the Company lost the mineral properties it had acquired, ceased operations and liquidated any assets to pay off existing liabilities. In 2001, the Company acquired various mining claims (see
     Note 8) but have been unsuccessful in securing operations on these claims and subsequent to April 2003, has abandoned all mining interest. During 2002, the Company filed for bankruptcy to protect itself from a creditor of the Mountain States Petroleum acquisition . In November 2002, the Company reached a settlement agreement and the
     8.4 million dollar note was forgiven and the property was returned to
     the original owners.   The bankruptcy proceedings ended at that time.

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


                                     16

                           O'HARA RESOURCES LTD.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS

NOTE  2  -  SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

     Property, Plant & Equipment - Property, plant and equipment are carried at cost. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets. The Company has adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Ling-Lived Assets and for Long -Lived Assets to be Disposed of"("SFAS No. 121"). As provided by SFAS No. 121, when indicators of impairments of long-lived assets are discovered and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount, the Company recognizes an impairment loss. During the years ended April 30, 2003 and 2002, impairment losses of $315,020 and $311,520, respectively, have been recorded, due to impairment of the mining claims

     Comprehensive Income - The Company adopted Statement of Financial Accounting Standard No. 130, "COMPREHENSIVE INCOME"("SFAS No. 130"), which is effective for annual periods ending after December 15, 1997. As provided by SFAS No. 130, reclassification adjustments to prior year amounts are reported in a separate statement of comprehensive income along with current year components of comprehensive income.
     For all periods presented in these financial statements, comprehensive income (loss) was equal to net income (loss), therefore, no separate statement has been presented.

                           O'HARA RESOURCES LTD.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS

NOTE  3  -  GOING CONCERN

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $9,802,057 for the period from February 2, 1984 (inception) through April 30, 2003. These factors, among others, raise substantial doubt as to the Company's ability to obtain debt and/or equity financing and achieve profitable operations.

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

     Amounts for deferred tax assets are as follows:

                                                    April 30,    April 30,
                                                      2003         2002
                                                   -----------  -----------
     Deferred tax asset, net of valuation
       allowances as per below:                    $     -      $     -



                                     18



                           O'HARA RESOURCES LTD.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS

NOTE  5  -  INCOME TAXES (CONTINUED)

     The following temporary differences gave rise to the deferred tax asset at April 30, 2003 and 2002.

                                                     April 30,    April 30,
                                                          2003         2002
                                                   -----------  -----------
     Tax benefit of net operating loss
       carryforward.                               $1,960,000   $1,812,000
     Valuation allowance of net operating loss
       carry-forward in future years.              (1,960,000)  (1,812,000)
                                                   -----------  -----------

     Because the Company has not generated taxable income since its inception, no provision for income taxes has been made. The net operating losses carried forward have began to expire, and may be limited in deductibility due to ownership changes.

NOTE  6  -  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following at April 30, 2003 and 2002:

                                                      2003         2002
                                                   -----------  -----------
     Furniture and equipment                       $    6,661   $    6,661
     Less: Accumulated depreciation                    (1,837)        (780)
                                                   -----------  -----------
       Net Property, plant and equipment           $    4,824   $    5,881
                                                   ===========  ===========

     Depreciation expense has been recorded for the years ended April 30, 2003 and 2002, in the amounts of $1,057 and $780, respectively.

NOTE  7  -  ROYALTY AGREEMENT BUYBACK   MINING CLAIMS

     In November 2000, the Company entered into an agreement to buyback a royalty agreement on the mining claims which were acquired by the Company during the year. Per the agreement, the Company issued 615,200 shares of its common stock and placed 1,000,000 shares of its common stock into escrow. The 1,000,000 shares are to be returned to the Company if the Company's common stock reaches $2.25 on or before November 1, 2001. The stock was not returned to the Company, and the Company has written the valuation of these claims down to $30,760 at April 30, 2003. These claims were subsequently abandoned in late 2003.

                                     19

                           O'HARA RESOURCES LTD.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS

NOTE  8  -  MINING CLAIMS

     The Company originally recorded costs of $625,000 in its exploratory stage mining claims purchased in 2001. The ultimate realization of the Company's carrying cost in these assets is dependent upon the discovery and the ability of the Company to finance successful exploration and development of ore deposits, if any, in the mining claims in sufficient quantities for the Company to recover its recorded costs or to sell such assets for more than their recorded values. The ultimate realization of the carrying costs in the mining claims at April 30, 2003 has been determined to be impaired. The Company wrote the value of this claim to $125,000 and subsequently abandoned the claims in late 2003.

NOTE  9  -  LONG-TERM LIABILITIES

     Long-term liabilities are detailed as follows as of April 30, 2003 and 2002:

                                                       2003         2002
                                                   -----------  -----------
  Note payable to an officer, due in monthly
     payments of $1,558, which includes $558.33
     in cash and 20,000 shares of common stock
     valued at $.05 per share, including
     interest at 10%.  The note matures on
     January 31, 2002.                             $    8,250   $    9,401

  Notes payable to various officers and
     shareholder, interest at 10%, due in fiscal
     2004.                                             42,686        5,172

  Note payable to a shareholder, monthly
     installments due of $416, bears interest
     at 10%.                                           33,375       47,252
                                                   -----------  -----------
     Total Notes Payable - Related Party           $   84,312   $   61,825
                                                   ===========  ===========

                           O'HARA RESOURCES LTD.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS

NOTE  9  -  LONG-TERM LIABILITIES(Continued)
                                                       2003         2002
                                                   -----------  -----------
  Notes payable:

  Note payable to a Corporation, due on demand,
     non interest bearing until 2003.              $   25,000   $   25,000

  Note payable to a Corporation, bears interest
     at prime rate plus 1%, in default (2002).               -   8,400,000
                                                   -----------  -----------
     Total Notes Payable                               25,000    8,425,000

     Total Long-Term Liabilities                      109,812    8,486,825
                                                   -----------  -----------
     Less: Current Portion - Related Party            (84,312)     (61,825)
     Less: Current Portion                            (25,000)  (8,425,000)
                                                   -----------  -----------
     Total Current Portion                           (109,312)  (8,486,825)
                                                   -----------  -----------
     Total Long-Term Liabilities                   $     -      $     -
                                                   ===========  ===========

NOTE  10  -  EARNINGS (LOSS) PER SHARE

                                            Income (loss)        Shares     Per-Share
                                              (Numerator) (Denominator)        Amount
                                             ------------  ------------  ------------
  For the year ended April 30, 2003:
     Basic EPS
     Income (loss) to common shareholders    $  (741,735)    15,956,294         (.05)
                                             ============   ===========  ============
  For the year ended April 30, 2002:
     Basic EPS
     Income (loss) to common shareholder     $  (669,449)     9,689,025         (.12)
                                             ============   ===========  ============

NOTE  11  -  RELATED PARTY TRANSACTION

          The Company loaned a company under common management $17,000 during the year ended April 30, 2001. There are no monthly payments required, interest is due at 10% annually and matures on March 23, 2002.

          The Company issued 4,942,700 and 4,135,558 shares of its common stock to officers and directors for services and expense reimbursements valued at $148,281 and $225,250 during the years ended April 30, 2003 and 2002, respectively.

                           O'HARA RESOURCES LTD.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS

NOTE  12  -  COMMITMENTS AND CONTINGENCIES

          In February 2001, the Company entered into an operating lease agreement for office space. The lease requires monthly payments of $995 and expires in January 2004. Rent expense for the years ended April 30, 2003 and 2002 was $11,945 and $8,145, respectively.

NOTE  13  -  INVESTMENTS

          During fiscal year 2002, the Company signed an agreement to acquire all the issued and outstanding stock of Mountain States Petroleum Corporation ("MSP"), a New Mexico corporation. The agreement stated a purchase price of $10 million, to be paid as follows; 300,000 shares of the Company's common stock valued at $1.5 million, and an $8,400,000 note payable due December 2001.

          When the note came due and the Company had not paid it, the seller filed suit for collection. The Company entered into bankruptcy to protect itself from the suit. In November 2002, the Company settled the suit, by rescinding the original agreement and the 8.4 million note, and instead gave O'Hara an option to acquire MSP and various Nitrogen Rejection Units for $17 million through July 2003. The Company has recorded the cash and stock issued for this option at $1,650,000 and is considering completing the deal as of April 30, 2003. On January 14, 2003, the bankruptcy court dismissed the bankruptcy case.

NOTE  14  -  SUBSEQUENT EVENTS

          In October 2003, the Company abandoned all mining claims and wrote the remaining value in these claims off. Also in October 2003, the Company entered into a Stock Purchase Agreement with GlobalLink Technologies, Ltd. for the purchase of a telecommunications company in the US and Latin America. The Company issued 6 million shares for the aforementioned purchase, however after due diligence research, decided to rescind the purchase. The Company is currently seeking new opportunities and venture to acquire or merge with.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in the Company's accountants in the four most recent fiscal years.

ITEM 8a - CONTROLS AND PROCEDURES

          DISCLOSURE CONTROLS AND PROCEDURE

          The principal executive officer, Robert Vrooman and principal financial officer William L. Thomas, have concluded, based on their evaluations, as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are (1) effective to ensure that material information required to be disclosed by us in report filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that material information required to be disclosed by us in such reports is accumulated, organized, and communicated to the management, including the principal executive officer and principal financial officer, as appropriated, to allow timely decisions regarding required disclosure.

          INTERNAL CONTROL OVER FINANCIAL REPORTING.

          There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affect, the Company's internal control over financial reporting.
It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance taht the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the liklihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that the Company's controls will succeed in achieving their stated goals under all potential future conditions.

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(c) OF THE EXCHANGE ACT.

The directors, executive officers and significant employees of the Company are as follows:

NAME                     AGE    POSITION WITH COMPANY
---------------------------------------------------------------------------
Robert Vrooman           47     President, Chairman and General Counsel
                                September 2000-present
Walter Martin            50     Director,  Secretary, Treasurer and
                                Vice President September 2000-present
Gerry Weiner             70     Director
                                September 2000-present
William L. Thomas        58     Chief Financial Officer January
                                2002-present

Robert Vrooman, President, Chairman of the Board of Directors and General Counsel, has degrees in mining engineering, business and law. Mr. Vrooman has 20 years experience in these fields, with primary experience in the practice of mining and environmental law.

Walter Martin, Director, Secretary/Treasurer and Vice President of Corporate Development, has a B.Sc. in Geology for the University of Washington and an M.Sc. in Geology from Eastern Washington University. Mr. Martin has 22 years experience in minerals exploration and mine and corporate development. He also has worked for Placer Dome, a major North American gold mining company, in Nevada, and later ran a Toronto-based junior mining company as its President until Fall 1998.

William L. Thomas, Director and Chief Financial Officer. He is a retired career military officer. He hold degrees is finance and accounting.

Gerry Weiner, Director, is a graduate pharmacist. He is a former Member of Canada's Parliament and served as a senior Cabinet Minister in two successive governments as Secretary of State, Minister of Immigration, and Minister of Citizenship in an 18-year career.

Name of the Directors, officers or nonofficial owners of more than 10% of registrant's common stock filed on a timely basis reports required by
Section 16(a) during 2003 or prior years.

Robert Vrooman      2,537,500 shares    13.99%

Because of the registrant's failure to maintain current filings there arose a question whether filing pursuant to Section 16(a) was necessary.

ITEM 10 - EXECUTIVE COMPENSATION (annual)

Robert Vrooman President and Chairman of the Board of Directors    $150,000
Walter Martin  Vice Pres., Secretary & Director                     120,000
William Thomas Chief Financial Officer                              120,000


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) The following table shows as of April 30, 2003, stock ownership of all persons known by management, to be beneficial owners of more than 5% of the common stock of registrant.

Name and Address              Amount and Nature                           Percentage
of Beneficial Owner           of Beneficial Owner                           of Class
-------------------------------------------------------------------------------------
Robert Vrooman                2,537,500 shares Officer and Director           13.99%
927 Pacific Court
Walnut Creek, CA 94598

Walter M. Martin              1,040,000 shares Officer and Director            5.69%
Plum Lane, Reno, NV 89509

William L. Thomas             1,426,300 shares Officer and Director            7.81%
4690 Sommerville Way
Reno, NV 89509
-------------------------------------------------------------------------------------

(1) Percentage and number of shares is based in the shares outstanding on April 30, 2003 and does not take into consideration any subsequent issuance of shares or action which may effect the number of outstanding shares of the registrant.

(b) The securities of registrant beneficially owned by all officers and directors of registrant as a group, as of April 30, 2003.
                                     25

Title               Name and Address         Amount and Nature        Percentage
of Class            of Beneficial Owner      of Beneficial Owner      of Class
-------------------------------------------------------------------------------------
Common Stock        Robert Vrooman                 2,537,500              13.99%
$.001 par value     925 Pacific Court
                    Walnut Creek, CA 94598

                    Walter Martin                  1,040,000               5.69%
                    Plum Lane
                    Reno, NV 89509

                    Gerry Weiner                      50,000                0.9%
                    3495 Du Musee, Ste. 204
                    Montreal, Quebec H3G 2C8

                    William L. Thomas              1,426,300               7.81%
                    4690 Sommerville Way
                    Reno, NV 89509

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

The Registrant did not file any reports in Form 8-K during its year ending April 30, 2003.

The following exhibits are included in this filing.

     Exhibit 31.1 Certification of Chief Executive Officer

     Exhibit 32.1 Certification Pursuant to Section 906

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


Audit Fees

     The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of the Company's annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended April 30, 2003 and 2002 were $0 and $0, respectively.

Audit-Related Fees

     The aggregate fees billed for assurance and related services by the Company's principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended April 30, 2003 and 2002 were $715 and $473, respectively.

                                     26

Tax Fees

     The aggregate fees billed for professional services rendered by the Company's principal accountant for tax compiance, tax advise and tax planning for the fiscal years ended April 30, 2003 and 2002 were $0 and $0, respectively. These fees related to the preparation of federal income and state franchise tax returns.

All other fees

     There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended April 30, 2003 and 2002.

     The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 for the year ended April 30, 2003, were approved by the Board of Directors.










































                                     27











                                 Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/S/ Robert Vrooman
--------------------------------------
Robert Vrooman, President and Chairman       April 21, 2004