Form 10QSB
period 2003-07-31
OHARA RESOURCES LTD
filed 2004-07-19
CIK 830821

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC

                                FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES ACT OF 1934

                For the quarterly period ended July 31, 2003

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                          SECURITIES EXCHANGE ACT

                       Commission file number 0-16602

                           O'HARA RESOURCES, LTD
                           ----------------------

     Nevada                                                 88-0485907
------------------------                  ---------------------------------
(State of Incorporation)                  (IRS Employer Identification No.)

                  3394 Lakeside Court, Reno, Nevada 89509
                  ----------------------------------------
                  (Address of principal executive offices)

                                775-337-7630
                            -------------------
                             (Telephone Number)

Check whether the issuer:  (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]   No [ X ]

The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on July 31, 2003, was 18,319,361 consisting of 5,465,680 free trading shares and 12,853,681 restricted shares. The authorized capitalization is 100,000,000 common shares. Class A Preferred and Class B Preferred 50,000 shares each




                                Page 1 of 8

                        PART I FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

                           O'Hara Resources LTD.
                       (A Development Stage Company)
                               Balance Sheets
                                   ASSETS

                                                    July 31,     April 30,
                                                     2003          2003
                                                 ------------  ------------
                                                  (unaudited)
CURRENT ASSETS:
 Cash                                            $        487  $     1,509
 Prepaid Expenses                                      3,701         5,662
                                                 ------------  ------------
  Total Current Assets                                 4,188         7,171
                                                 ------------  ------------
PROPERTY, PLANT & EQUIPMENT, NET                       4,554         4,824
                                                 ------------  ------------
OTHER ASSETS
 Mining Claims                                       105,263       125,000
 Royalty agreement buyback - mining claims            25,903        30,760
 Investments                                               -     1,650,000
                                                 ------------  ------------
  Total Other Assets                                 131,166     1,805,760
                                                 ------------  ------------
  TOTAL ASSETS                                   $   139,908   $ 1,817,755
                                                 ============  ============
               LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
 Accounts payable                                $    60,963   $    53,989
 Accrued expenses                                    622,707       497,340
 Current portion of long-term debt                   102,018       109,312
                                                 ------------  ------------
  Total Current Liabilities                          785,688       660,641
                                                 ------------  ------------
LONG-TERM LIABILITIES
 Notes payable                                        25,000        25,000
 Notes payable-related party                          77,018        84,312
 Less:  current portion of long-term debt           (102,018)     (109,312)
                                                 ------------  ------------
  Total Long-term Liabilities                              -             -
                                                 ------------  ------------
  Total Liabilities                                  785,688       660,641
                                                 ------------  ------------
STOCKHOLDERS' EQUITY/(DEFICIT):
 Preferred stock, Series A, $.001 par value;
  50,000,000 shares authorized; $.001 par value,
  no shares issued and outstanding                         -             -
 Preferred stock, Series B, $.001 par value;
  50,000,000 shares authorized; $.001 par value,
  no shares issued and outstanding                         -             -
 Capital stock, $.001 par value; 100,000,000
  shares authorized; 18,249,361 and 18,178,603
  shares issued and outstanding                       18,249        18,179
 Additional paid-in capital                       10,951,536    10,940,993
 Deficit accumulated during the development
  stage                                          (11,615,565)   (9,802,057)
                                                 ------------  ------------
  Total Stockholders' Equity/(Deficit)              (645,780)    1,157,114
                                                 ------------  ------------
  TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY/(DEFICIT)                               $   139,908   $ 1,817,755
                                                 ============  ============
                                   2 of 8
                           O'Hara Resources LTD.
                       (A Development Stage Company)
                          Statement of Operations
                                (Unaudited)

                                                                       From Inception
                                                                          February 2,
                                           For the Three Months Ended        1984
                                                     July 31,               Through
                                          ----------------------------      July 31,
                                               2003           2002           2003
                                          -------------  -------------  -------------
Revenues                                  $          -   $          -   $          -

COST OF SALES                                        -              -              -
                                          -------------  -------------  -------------
Gross margin                                         -              -              -
                                          -------------  -------------  -------------
EXPENSES:
  Write-off of mineral properties               24,594         77,790      4,360,165
  Write-off of investments                   1,650,000              -      1,650,000
  Depreciation and amortization                    270            282        181,718
  General and administrative expenses          136,157        253,903      5,416,611
                                          -------------  -------------  -------------
  Total expenses                              1,811,021        331,975     11,608,494
                                          -------------  -------------  -------------
  NET (LOSS) before other items             (1,811,021)      (331,975)   (11,608,494)

OTHER INCOME (EXPENSE)
  Interest income                                  159            129         17,988
  Gain on forgiveness of debt                        -              -        494,947
  Interest expense                              (2,646)      (124,350)      (520,006)
                                          -------------  -------------  -------------
     Total other income                         (2,487)      (124,221)        (7,071)
                                          -------------  -------------  -------------
NET (LOSS) BEFORE TAXES                     (1,813,508)      (456,196)   (11,615,565)

PROVISIONS FOR INCOME TAXES                          -              -              -
                                          -------------  -------------  -------------
NET (LOSS)                                $ (1,813,508)  $   (456,196)  $(11,615,565)
                                          =============  =============  =============
EARNINGS (LOSS) PER COMMON SHARE          $      (0.10)  $      (0.03)  $      (4.43)
                                          =============  =============  =============
WEIGHTED AVERAGE SHARES OUTSTANDING         18,188,037     13,309,358      2,623,438
                                          =============  =============  =============



                                Page 3 of 8

                           O'Hara Resources LTD.
                       (A Development Stage Company)
                          Statements of Cash Flows

                                                                       From Inception
                                                                          February 2,
                                             For the Three Months Ended      1984
                                                       July 31,             Through
                                             --------------------------     July 31,
                                                  2003          2002         2003
                                             ------------  ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $(1,813,508)    $(456,196) $(11,615,565)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
   Write-off of mineral properties,
     fixed assets and investments              1,674,594        77,790     6,010,165
   Stock issued for services and expense
     reimbursements                                    -        45,000     1,098,826
   Depreciation and amortization                     270           281       181,718
  Changes in assets and liabilities:
   (Increase) decrease in prepaids                 1,961        (1,179)       (3,701)
   (Increase) decrease in accounts
    receivable                                         -           322             -
   Increase (decrease) in accrued  expenses      125,127       222,224       622,466
   Increase (decrease) in accounts payable         6,974        45,709        60,963
                                             ------------  ------------ -------------
     Net cash used in operating activities        (4,582)      (66,049)   (3,645,128)
                                             ------------  ------------ -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                             -             -    (1,596,480)
  Acquisitions of mineral property interests           -             -    (1,548,942)
  Payments for notes receivable                        -             -       (17,000)
  Purchase of investments                              -             -      (250,408)
                                             ------------  ------------ -------------
     Net cash used in investing activities             -             -    (3,412,830)
                                             ------------  ------------ -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                      3,560        57,137       168,825
  Principal payments on Long-term debt                 -        (1,148)      (37,219)
  Proceeds from issuance of common stock               -        10,000     6,926,839
                                             ------------  ------------ -------------
     Net cash used in financing activities         3,560        65,989     7,058,445
                                             ------------  ------------ -------------
     Net Increase (decrease) in Cash              (1,022)          (60)          487

     CASH AT BEGINNING OF PERIOD                   1,509           168             -
                                             ------------  ------------ -------------
     CASH AT END OF PERIOD                   $       487   $       108  $        487
                                             ============  ============ =============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                     $         -   $         -  $          -
                                             ============  ============ =============
  Cash paid for income taxes                 $         -   $         -  $          -
                                             ============  ============ =============

                                     Page 4 of 8


                                O'Hara Resources LTD.
                            (A Development Stage Company)
                               Statements of Cash Flows

                                                                       From Inception
                                                                          February 2,
                                             For the Three Months Ended      1984
                                                       July 31,             Through
                                             --------------------------     July 31,
                                                  2003          2002         2003
                                             ------------  ------------ -------------
Non-cash activities:
Stock issued for purchase of mining claims   $         -   $         -  $    975,000
                                             ============  ============ =============
Stock issued for option to purchase mining
 claims                                      $         -   $         -  $     35,000
                                             ============  ============ =============
Stock issued for royalty agreement buyback
 - mining claims                             $         -   $         -  $    153,800
                                             ============  ============ =============
Stock issued for services and expense
 reimbursements                              $         -   $    45,000  $  1,054,298
                                             ============  ============ =============
Stock issued for settlement of debt          $    10,613   $         -  $    240,718
                                             ============  ============ =============
Stock issued for exercise of stock options   $         -   $         -  $    255,000
                                             ============  ============ =============
Stock issued for investments                 $         -   $         -  $  1,700,000
                                             ============  ============ =============


                           O'Hara Resources LTD.
                     Notes to the Financial Statements
                               July 31, 2003


GENERAL
-------

O'Hara Resources LTD. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended July 31, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended April 30, 2003.

UNAUDITED INFORMATION
---------------------

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

Item 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF OPERATIONS

On or about May 27, 2003, Affinity Financial Services, LLC ("AFS, LLC"), a subsidiary of Paramito Global Holdings, Ltd., subscribed to purchase 9,049,301 shares of Series A 9 1/2% Convertible Preferred Shares from the Company for $0.50 per share in an aggregate amount of $4,524,650. AFS, LLC in turn agreed to provide the Company with funding in the amount of $15,475,350 pursuant to a Senior Note. The $4,524,650 and $15,475,350
(totaling $$20,000,000) were to be used by the Company to complete the Company's $17,000,000 purchase of Mountain States Petroleum Corporation from Applied LNG Technologies, LLC ("ALT") and for other general business purposes. All requisite documentation, including a Subscription Agreement, the aforementioned Senior Note and an Option Agreement related to AFS, LLC's commitment to provide the Company with $20,000,000, as noted above, was signed on behalf of AFS, LLC by Mr. Albert Paramito.

In June of 2003, AFS, LLC failed to provide the Company with funding pursuant to its lending commitment. Despite the Company's subsequent best efforts to obtain alternative funding, the Company was not able to do so. The Company was not, as a result, able to provide ALT with funds for the purchase of Mountain States Petroleum Corporation. The Company's opportunity to purchase Mountain States Petroleum Corporation from ALT pursuant to an Order issued by the United States Bankruptcy Court, District of Nevada, thereafter lapsed. Despite continued efforts to thereafter complete the purchase, the Company was not able to obtain the requisite funding.

On July 18, 2003, Mr. Walter P. Martin resigned his position as an officer and director of the Company's Board of Directors.

                                 PART II
                            OTHER INFORMATION

Item 3 - CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ending July 31, 2003, the registrant issued the following securities:


To Others (1)
Name                No. Shares     Position               Consideration
---------------------------------------------------------------------------
David Patterson     70,758         outside share holder   loan conversion


     (1) Section 4(6) of the Securities Act is claimed as an exemption for these Securities.

     (2) Section 4(2) of the Securities Act is claimed as an exemption from registration for these Securities.

Item 6.  Exhibits and Reports on Form 8-K

     (A)  Reports on Form 8-K

          None.

     (B) Exhibits. The following exhibits are included as part of this report:

          Exhibit 31.1   Certification of Principal Executive Officer

          Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   O'Hara Resources, LTD
                                   (Registrant)


Date: July 16, 2004                /S/ Robert Vrooman
                                   ----------------------------------
                                   Robert Vrooman
                                   Chief Executive Officer