Form 10QSB
period 2003-10-31
OHARA RESOURCES LTD
filed 2004-07-19
CIK 830821

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC

                                FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES ACT OF 1934

              For the quarterly period ended October 31, 2003

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                          SECURITIES EXCHANGE ACT

                       Commission file number 0-16602

                           O'HARA RESOURCES, LTD
                          -----------------------

     Nevada                                            88-0485907
----------------------                            --------------------
(State of Incorporation)                  (IRS Employer Identification No.)

                  3394 Lakeside Court, Reno, Nevada 89509
                 ------------------------------------------
                  (Address of principal executive offices)

                                775-337-7630
                               --------------
                             (Telephone Number)

Check whether the issuer:  (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]   No [ X ]


The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on October 31st, 2003, was 29,338,761 consisting of 5,740,680 free trading shares and 23,598,081 restricted shares. The authorized capitalization is 100,000,000 common shares.

PART I - FINANCIAL INFORMATION
Item 1 - FINANCIAL STATEMENTS
                           O'Hara Resources LTD.
                       (A Development Stage Company)
                               Balance Sheets
ASSETS

                                                       October 31,    April 30,
                                                          2003          2003
                                                      ------------  ------------
                                                       (unaudited)
CURRENT ASSETS:
  Cash                                                $       168   $     1,509
  Prepaid Expenses                                          3,072         5,662
                                                      ------------  ------------
   Total Current Assets                                     3,240         7,171
                                                      ------------  ------------
PROPERTY, PLANT & EQUIPMENT, NET                            4,374         4,824
                                                      ------------  ------------
OTHER ASSETS
  Mining Claims                                                 -       125,000
  Royalty agreement buyback - mining claims                     -        30,760
  Investments                                                   -     1,650,000
                                                      ------------  ------------
   Total Other Assets                                           -     1,805,760
                                                      ------------  ------------
TOTAL ASSETS                                          $     7,614   $ 1,817,755
                                                      ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
  Accounts payable                                    $    48,945   $    53,989
  Accrued expenses                                        462,037       497,340
  Current portion of long-term debt                        81,474       109,312
                                                      ------------  ------------
Total Current Liabilities                                 592,456       660,641
                                                      ------------  ------------
LONG-TERM LIABILITIES
  Notes payable                                            25,000        25,000
  Notes payable-related party                              56,474        84,312
  Less:  current portion of long-term debt                (81,474)     (109,312)
                                                      ------------  ------------
   Total Long-Term Liabilities                                  -             -
                                                      ------------  ------------
   Total Liabilities                                      592,456       660,641
                                                      ------------  ------------
STOCKHOLDERS' EQUITY/(DEFICIT):
  Preferred stock, Series A, $.001 par value;
   50,000,000 shares authorized; $.001 par value,
   no shares issued and outstanding                             -             -
  Preferred stock, Series B, $.001 par value;
   50,000,000 shares authorized; $.001 par value,
   no shares issued and outstanding                             -             -
  Capital stock, $.001 par value; 100,000,000
   shares authorized; 23,268,761 and 18,178,603
   shares issued and outstanding                           23,269        18,179
  Additional paid-in capital                           11,243,778    10,940,993
  Deficit accumulated during the development stage    (11,851,889)   (9,802,057)
                                                      ------------  ------------
Total Stockholders' Equity/(Deficit)                     (584,842)    1,157,114
                                                      ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)  $     7,614   $ 1,817,755
                                                      ============  ============

                                Page 2 of 8

                           O'Hara Resources LTD.
                       (A Development Stage Company)
                          Statement of Operations
                                (Unaudited)

                                                                      From Inception
                                                                         February 2,
                 For the Three Months Ended    For the Six Months Ended       1984
                          October 31,               October 31,             Through
                  -------------------------  --------------------------   October 31,
                       2003         2002          2003          2002          2003
                  ------------ ------------  ------------  ------------  ------------
Revenues          $         -  $         -   $         -   $         -    $        -

COST OF SALES               -            -             -             -             -
                  ------------ ------------  ------------  ------------  ------------
Gross margin                -            -             -             -             -
                  ------------ ------------  ------------  ------------  ------------
EXPENSES:
 Write-off of
  mineral
  properties          131,166       77,790       155,760       155,580     4,491,331
 Write-off of
  investments               -            -     1,650,000             -     1,650,000
 Depreciation and
  amortization            180          282           450           564       181,898
 General and
  administrative
  expenses            103,926      152,384       240,083       406,287     5,520,537
                  ------------ ------------  ------------  ------------  ------------
   Total
   expenses           235,272      230,456     2,046,293       562,431    11,843,766
                  ------------ ------------  ------------  ------------  ------------
NET (LOSS) before
other items          (235,272)    (230,456)   (2,046,293)     (562,431)  (11,843,766)

OTHER INCOME
(EXPENSE)
 Interest income            -            -           159           129        17,988
 Gain on
  forgiveness of
  debt                      -      494,947             -       494,947       494,947
 Interest expense      (1,052)     (81,869)       (3,698)     (206,219)     (521,058)
                  ------------ ------------  ------------  ------------  ------------
   Total other
   income              (1,052)     413,078        (3,539)      288,857        (8,123)
                  ------------ ------------  ------------  ------------  ------------
NET (LOSS) BEFORE
TAXES                (236,324)     182,622    (2,049,832)     (273,574)  (11,851,889)

PROVISIONS FOR
INCOME TAXES                -            -             -             -             -
                  ------------ ------------  ------------  ------------  ------------
NET INCOME (LOSS) $  (236,324) $   182,622   $(2,049,832)  $  (273,574) $(11,851,889)
                  ============ ============  ============  ============  ============
EARNINGS (LOSS)
PER COMMON SHARE  $     (0.01) $      0.01   $     (0.11)  $     (0.02)  $     (4.18)
                  ============ ============  ============  ============  ============
WEIGHTED AVERAGE
SHARES
OUTSTANDING        20,390,532   13,592,691    19,289,285    13,492,691     2,837,099
                  ============ ============  ============  ============  ============

                           O'Hara Resources LTD.
                       (A Development Stage Company)
                          Statements of Cash Flows
                                (Unaudited)

                                                                       From Inception
                                                                          February 2,
                                             For the Six Months Ended       1984
                                                        October 31,        Through
                                            ---------------------------   October 31,
                                                  2003          2002         2003
                                            ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                   $ (2,049,832) $   (273,574) $(11,851,889)
 Adjustments to reconcile net loss to net
 cash used in operating activities:
  Write-off of mineral properties, fixed
   assets and investments                      1,805,760       164,058     6,141,331
  Stock issued for services and expense
   reimbursements                                262,099        36,000     1,360,925
  Depreciation and amortization                      450           564       181,898
 Changes in assets and liabilities:
  (Increase) decrease in prepaids                  2,590        (8,403)       (3,072)
  (Increase) decrease in accounts receivable           -           472             -
  Increase (decrease) in accrued expenses        (36,154)      (23,531)       461,185
  Increase (decrease) in accounts payable         (5,044)        23,026        48,945
                                            ------------- ------------- -------------
   Net cash used in operating activities         (20,131)      (81,388)   (3,660,677)
                                            ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of fixed assets                              -             -    (1,596,480)
 Acquisitions of mineral property interests            -             -    (1,548,942)
 Payments for notes receivable                         -             -       (17,000)
 Purchase of investments                               -             -      (250,408)
                                            ------------- ------------- -------------
   Net cash used in investing activities               -             -    (3,412,830)
                                            ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from notes payable                      18,790        57,582       184,055
 Principal payments on Long-term debt                  -        (1,148)      (37,219)
 Proceeds from issuance of common stock                -        25,000     6,926,839
                                            ------------- ------------- -------------
   Net cash used in financing activities          18,790        81,434     7,073,675
                                            ------------- ------------- -------------
   Net Increase (decrease) in Cash                (1,341)           46           168

CASH AT BEGINNING OF PERIOD                        1,509           168             -
                                            ------------- ------------- -------------
CASH AT END OF PERIOD                       $        168  $        214  $        168
                                            ============= ============= =============

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest                     $          -  $          -  $          -
                                            ============= ============= =============
 Cash paid for income taxes                 $          -  $          -  $          -
                                            ============= ============= =============

                           O'Hara Resources LTD.
                       (A Development Stage Company)
                          Statements of Cash Flows
                                (Unaudited)

                                                                       From Inception
                                                                          February 2,
                                             For the Six Months Ended       1984
                                                        October 31,        Through
                                            ---------------------------   October 31,
                                                  2003          2002         2003
                                            ------------- ------------- -------------
Non-cash activities:
 Stock issued for purchase of mining claims $          -  $          -  $    975,000
                                            ============= ============= =============
 Stock issued for option to purchase mining
  claims                                    $          -  $          -  $     35,000
                                            ============= ============= =============
 Stock issued for royalty agreement buyback
  - mining claims                           $          -  $          -  $    153,800
                                            ============= ============= =============
 Stock issued for services and expense
  reimbursements                            $    262,099  $     36,000  $  1,316,397
                                            ============= ============= =============
 Stock issued for settlement of debt        $     45,775  $          -  $    286,493
                                            ============= ============= =============
 Stock issued for exercise of stock options $          -  $          -  $    255,000
                                            ============= ============= =============
 Stock issued for investments               $          -  $          -  $  1,700,000
                                            ============= ============= =============


                           O'Hara Resources LTD.
                     Notes to the Financial Statements
                              October 31, 2003

GENERAL
-------

O'Hara Resources LTD. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended October 31, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended April 30, 2003.

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

INVESTMENTS
-----------
During June 2003, the option to purchase Mountain States Petroleum Corporation expired. The Company has written off the balance of the cost of the option and has recognized a loss of $1,650,000.

RECISSION OF ACQUISITION
------------------------
On October 20, 2003, the Company entered into an acquisition agreement with GlobalLink Technologies, Inc. (GLT) whereby GLT would become a wholly owned subsidiary of the Company. In January 2004, the acquisition agreement was rescinded and the shares issued by the Company for GLT were returned to the Company and cancelled. These financial statements do not include any of the common stock transactions associated with this acquisition. These financial statements are those of the Company and do not include the books and records of GLT.

Item 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF OPERATIONS

In late 2003, the Company allowed its ownership interest in the Red Flats Mining Claims in Curry County, Oregon to lapse due to a lack of funding to pay maintenance fees for the claims.

On October 20, 2003, the Company entered into a Stock Purchase Agreement with GlobalLink Technologies, Ltd. ("GLT") for the purchase of all of GLT and GLT's subsidiaries operating in the telecommunication industry in the United States and in Latin America. The Company issued six million shares of the Company's Common Stock to GLT's shareholders in consideration of the aforementioned purchase. Subsequent due diligence by the Company proved the acquisition to be much less than represented. The Stock Purchase Agreement was unwound, rescinded and canceled by the Company on January 26, 2004. The issued stock has been returned to the treasury.

On October 26, 2003, Mr. William Thomas resigned his position as an officer and director of the Company's Board of Directors effective November 7, 2003.

                                  PART II
                             OTHER INFORMATION

Item 3 - CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ending October 31, 2003, the registrant issued the following securities:


To Others (1)
Name                  No. Shares Position                 Consideration
--------------------------------------------------------------------------------
Donald D. Zanstra      1,112,000 outside shareholder      debt conversion
William Thomas         1,000,000 Chief Financial Officer  in lieu of salary
Anderson Family Trust  1,000,000 Consultant               in lieu of salary
Robert Vrooman         1,000,000 President & CEO          in lieu of salary
Robert Vrooman           366,000 President & CEO          in lieu of salary
Richard Niemerow       1,239,000 Officer of subsidiary    company acquisition
Ricardo Lorden         1,239,000 Officer of subsidiary    company acquisition
Clyde Nelson           1,239,000 investor in subsidiary   company acquisition
James M. Metcalf       1,239,000 Officer of subsidiary    company acquisition
Patriot Investment       808,000 investor in subsidiary   company acquisition
Alpha Mae Beamer         118,000 investor in subsidiary   company acquisition
Eric Johnson             118,000 investor in subsidiary   company acquisition
Nevada Agency & Trust     60,400 outside shareholder      debt conversion
Kevin Chambers           481,000 outside shareholder      debt conversion
--------------------------------------------------------------------------------
Total shares issued
in quarter            11,019,400
--------------------------------------------------------------------------------

Class A Preferred shares issued
-------------------------------
Richard Niemerow           7,733 Officer of subsidiary    debt conversion
Patriot Investment        30,093 investor in subsidiary   company acquisition
James M. Metcalf          23,165 Officer of subsidiary    debt conversion
--------------------------------------------------------------------------------
Total Class A
Preferred issued          60,991
--------------------------------------------------------------------------------

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

     (A)  Reports on Form 8-K

          None.

     (B) Exhibits. The following exhibits are included as part of this report:

          Exhibit 31.1   Certification of Principal Executive Officer

          Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                                Page 7 of 8

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