Form 10QSB
period 2004-01-31
OHARA RESOURCES LTD
filed 2004-07-19
CIK 830821

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC

                                FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES ACT OF 1934

              For the quarterly period ended January 31, 2004

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

                  3394 Lakeside Court, Reno, Nevada 89509
                --------------------------------------------
                  (Address of principal executive offices)

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

Yes [ ]   No [ X ]

The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on January 31, 2004, was 29,538,761 consisting of 5,840,680 free trading shares and 23,698,081 restricted shares. The authorized capitalization is 100,000,000 common shares.

The total number of shares of the registrant's Class A Preferred Stock, $0.01 par value, outstanding on January 31, 2004, was 60,991, all restricted. The authorized number of Class A Preferred shares is 50,000,000 shares.

PART I FINANCIAL INFORMATION
Item 1 - FINANCIAL STATEMENTS
                           O'Hara Resources LTD.
                       (A Development Stage Company)
                               Balance Sheets
                                   ASSETS

                                                       January 31,   April 30,
                                                          2004          2003
                                                      ------------  ------------
                                                       (unaudited)
CURRENT ASSETS:
 Cash                                                 $     6,546   $     1,509
 Prepaid Expenses                                          18,072         5,662
                                                      ------------  ------------
   Total Current Assets                                    24,618         7,171
                                                      ------------  ------------
PROPERTY, PLANT & EQUIPMENT, NET                            4,194         4,824
                                                      ------------  ------------
OTHER ASSETS
 Mining Claims                                                  -       125,000
 Royalty agreement buyback - mining claims                      -        30,760
 Investments                                                    -     1,650,000
                                                      ------------  ------------
   Total Other Assets                                           -     1,805,760
                                                      ------------  ------------
TOTAL ASSETS                                          $    28,812   $ 1,817,755
                                                      ============  ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
 Accounts payable                                     $    46,845   $    53,989
 Accrued expenses                                         305,770       497,340
 Current portion of long-term debt                        108,275       109,312
                                                      ------------  ------------
   Total Current Liabilities                              460,890       660,641
                                                      ------------  ------------
LONG-TERM LIABILITIES
 Notes payable                                             25,000        25,000
 Notes payable-related party                               83,275        84,312
 Less:  current portion of long-term debt                (108,275)     (109,312)
                                                      ------------  ------------
   Total Long-term Liabilities                                  -             -
                                                      ------------  ------------
   Total Liabilities                                      460,890       660,641
                                                      ------------  ------------
STOCKHOLDERS' EQUITY/(DEFICIT):
 Preferred stock, Series A, $.001 par value;
  50,000,000 shares authorized; $.001 par value,
  no shares issued and outstanding                              -             -
 Preferred stock, Series B, $.001 par value;
  50,000,000 shares authorized; $.001 par value,
  no shares issued and outstanding                              -             -
 Capital stock, $.001 par value; 100,000,000
  shares authorized; 25,845,848 and 18,178,603
  shares issued and outstanding                            25,846        18,179
 Additional paid-in capital                            11,498,911    10,940,993
 Deficit accumulated during the development stage     (11,956,835)   (9,802,057)
                                                      ------------  ------------
   Total Stockholders' Equity/(Deficit)                  (432,078)    1,157,114
                                                      ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)  $    28,812   $ 1,817,755
                                                      ============  ============

                                Page 2 of 8
                           O'Hara Resources LTD.
                       (A Development Stage Company)
                          Statement of Operations
                                (Unaudited)

                                                                       From Inception
                                                                          February 2,
                 For the Three Months Ended   For the Nine Months Ended       1984
                         January 31,                 January 31,            Through
                  -------------------------  --------------------------   January 31,
                       2004         2003          2004          2003          2004
                  ------------ ------------  ------------  ------------  ------------
Revenues          $         -  $         -   $         -   $         -   $         -

COST OF SALES               -            -             -             -             -
                  ------------ ------------  ------------  ------------  ------------
Gross margin                -            -             -             -             -

EXPENSES:
 Write-off of
  mineral
  properties                -       77,790       155,760       233,370     4,491,331
 Write-off of
  investments               -            -     1,650,000             -     1,650,000
 Depreciation
  and
  amortization            180          282           630           846       182,078
 General and
  administrative
  expenses            117,756       96,905       343,349       503,193     5,623,803
                  ------------ ------------  ------------  ------------  ------------
   Total expenses     117,936      174,977     2,149,739       737,409    11,947,212
                  ------------ ------------  ------------  ------------  ------------
NET (LOSS) before
other items          (117,936)    (174,977)   (2,149,739)     (737,409)  (11,947,212)

OTHER INCOME
(EXPENSE)
 Interest income            -            -           159           129        17,988
 Gain on
  forgiveness of
  debt                      -            -             -       494,947       494,947
 Interest expense      (1,500)        (846)       (5,198)     (207,065)     (522,558)
                  ------------ ------------  ------------  ------------  ------------
Total other income     (1,500)        (846)       (5,039)       288,011       (9,623)
                  ------------ ------------  ------------  ------------  ------------
NET (LOSS) BEFORE
TAXES                (119,436)    (175,823)   (2,154,778)     (449,398)  (11,956,835)

PROVISIONS FOR
INCOME TAXES                -            -             -             -             -
                  ------------ ------------  ------------  ------------  ------------
(NET LOSS)        $  (119,436) $  (175,823)  $(2,154,778)  $  (449,398) $(11,956,835)
                  ============ ============  ============  ============  ============
EARNINGS (LOSS)
PER COMMON SHARE  $     (0.01) $     (0.01)  $     (0.10)  $     (0.03) $      (3.86)
                  ============ ============  ============  ============  ============
WEIGHTED AVERAGE
SHARES
OUTSTANDING        23,326,030   13,900,016    20,634,866    13,628,466     3,096,452
                  ============ ============  ============  ============  ============

                                Page 3 of 8

                           O'Hara Resources LTD.
                       (A Development Stage Company)
                          Statements of Cash Flows
                                (Unaudited)

                                                                       From Inception
                                                                          February 2,
                                              For the Nine Months Ended      1984
                                                      January 31,          Through
                                            ---------------------------  January 31,
                                                  2004          2003         2004
                                            ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                   $ (2,154,778) $   (449,398) $(11,956,835)
 Adjustments to reconcile net loss to net
 cash used in operating activities:
  Write-off of mineral properties, fixed
   assets and investments                      1,805,760       241,848     6,141,331
  Stock issued for services and expense
   reimbursements                                511,560       254,105     1,610,386
  Depreciation and amortization                      630           846       182,078
 Changes in assets and liabilities:
  (Increase) decrease in prepaids                (12,410)       (9,594)      (18,072)
  (Increase) decrease in accounts receivable           -           472             -
  Increase (decrease) in accrued expenses       (192,422)     (108,058)      304,917
  Increase (decrease) in accounts payable         (7,144)      (17,523)       46,845
                                            ------------- ------------- -------------
   Net cash used in operating activities         (48,804)      (87,302)   (3,689,350)
                                            ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of fixed assets                              -             -    (1,596,480)
 Acquisitions of mineral property interests            -             -    (1,548,942)
 Payments for notes receivable                         -             -       (17,000)
 Purchase of investments                               -             -      (250,408)
                                            ------------- ------------- -------------
   Net cash used in investing activities               -             -    (3,412,830)
                                            ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from notes payable                      54,141        68,682       219,406
 Principal payments on Long-term debt               (300)       (2,216)      (37,519)
 Proceeds from issuance of common stock                -        25,000     6,926,839
                                            ------------- ------------- -------------
   Net cash used in financing activities          53,841        91,466     7,108,726
                                            ------------- ------------- -------------
   Net Increase (decrease) in Cash                 5,037         4,164         6,546

CASH AT BEGINNING OF PERIOD                        1,509           168             -
                                            ------------- ------------- -------------
CASH AT END OF PERIOD                       $      6,546  $      4,332  $      6,546
                                            ============= ============= =============


                           O'Hara Resources LTD.
                       (A Development Stage Company)
                          Statements of Cash Flows
                                (Unaudited)

                                                                       From Inception
                                                                          February 2,
                                              For the Nine Months Ended      1984
                                                      January 31,          Through
                                            ---------------------------  January 31,
                                                  2004          2003         2004
                                            ------------- ------------- -------------

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest                     $          -  $          -  $          -
                                            ============= ============= =============
 Cash paid for income taxes                 $          -  $          -  $          -
                                            ============= ============= =============

Non-cash activities:
 Stock issued for purchase of mining claims $          -  $          -  $    975,000
                                            ============= ============= =============
 Stock issued for option to purchase mining
  claims                                    $          -  $          -  $     35,000
                                            ============= ============= =============
 Stock issued for royalty agreement buyback
  - mining claims                           $          -  $          -  $    153,800
                                            ============= ============= =============
 Stock issued for services and expense
  reimbursements                            $    511,560  $    254,105  $  1,565,858
                                            ============= ============= =============
 Stock issued for settlement of debt        $     54,025  $     20,000  $    284,130
                                            ============= ============= =============
 Stock issued for exercise of stock options $          -  $          -  $    255,000
                                            ============= ============= =============
 Stock issued for investments               $          -  $          -  $  1,700,000
                                            ============= ============= =============



                           O'Hara Resources LTD.
                     Notes to the Financial Statements
                              January 31, 2004

GENERAL
-------
O'Hara Resources LTD. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended January 31, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended April 30, 2003.

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

COMMON STOCK TRANSACTIONS
-------------------------
During July 2003, the Company issued 70,758 shares to settle a note payable and accrued interest of $10,613.

During August 2003, the Company issued 1,112,000 shares of common stock to settle a note payable and accrued interest of $34,866.

During September 2003, the Company issued 3,000,000 shares of common stock to settle accrued wages of $180,000.

During September 2003, the Company issued 366,000 shares of common stock for services valued at $21,960.

During October 2003, the Company issued shares of common stock for the acquisition of GlobalLink Technologies, Ltd. (GLT). In January 2004, the acquisition agreement was rescinded and the shares issued for GLT were returned to the Company and cancelled.

During January 2004, the Company issued 2,282,652 shares of common stock to settle accrued wages of $228,267.

During January 2004, the Company issued 82,500 shares of common stock to settle a note payable of $8,250.

During January 2004, the Company issued 211,935 shares of common stock for services and expenses valued at $21,194.

                           O'Hara Resources LTD.
                     Notes to the Financial Statements
                              January 31, 2004

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

Item 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF OPERATIONS

There have been no material changes in the Company or its operations since the October 10Q.
The rescinding of the GLT acquisition took place this past month as reported in the October 10Q.

                                  PART II
                             OTHER INFORMATION

Item 3 - CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ending January 31, 2004, the registrant issued the following securities:


To Others (1)
Name                  No. Shares Position                 Consideration
--------------------------------------------------------------------------------
Ken C. Smith             200,000 outside investor         debt conversion
David V. &
 Mary K. Vrooman         455,224 outside investor         debt conversion
Mark Bradley             200,000 former officer           debt conversion
Anderson Family Trust    521,863 Consultant               in lieu of salary
Robert Vrooman         1,200,000 President & CEO          in lieu of salary
--------------------------------------------------------------------------------
Total common shares
  issued               2,577,087
--------------------------------------------------------------------------------

Class A Preferred
  stock issued            60,991
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