Form 10KSB
period 2004-04-04
OHARA RESOURCES LTD
filed 2005-01-27
CIK 830821

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended April 30, 2004


( ) TRANSACTION REPORT PURSUANT TO SECTION 14 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transaction period from __________ to __________

                       Commission File number 0-16602


                           O'HARA RESOURCES, LTD
             (Exact name of registrant as specified in charter)

     Nevada                                                 88-0485907
(State of Incorporation)                  (IRS Employer Identification No.)


3950 E. Sunset Road, #123, Las Vegas, NV                           89102
(Address of principal executive offices)                         (Zip Code)

                                702-898-1611
                             (Telephone Number)

Securities registered pursuant to Section 12 (b) of the Act:

     Title of each share          Name of each exchange on which registered
          None                                          None

Securities registered pursuant to Section 12 (g) of the Act:

     Title of Class
          None

Check Whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  [ ]  No [x ]



Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:    $-0-

The aggregate market value on April 30, 2004, of the voting and non-voting common equity held by non affiliates computed by reference to the price of which the common equity was sold, or the average bid and asked price of such common equity was $520,917.00.

As at April 30, 2004 the aggregate market value of the voting stock held by non-affiliates is undeterminable and is considered to be 0-.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PAST FIVE YEARS

Yes, Chapter 11, filed on May 16, 2002. Bankruptcy dismissed January 14,
2003.

APPLICABLE ONLY TO CORPORATE COMPANIES

As of April 30, 2004, the Company has twenty six million one hundred forty five thousand eight hundred forty eight (26,045,848) Shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Neither annual reports to security holders, proxy or other information statements nor any prospectus filed pursuant to Rule 454 (b) or (c) under the Securities Act of 1933 is incorporated herein.

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

In 1991, the Company lost the mineral properties, ceased operations and liquidated any assets to pay off existing liabilities. In 2001, the Company acquired various mining claims (see Note 8) but has been unsuccessful in securing operations on these claims and subsequent to April 2003, has abandoned all mining interest. During 2002, the Company filed for bankruptcy to protect itself from a creditor of the Mountain States Petroleum acquisition. In November 2002, the Company reached a settlement agreement and the 8.4 million-dollar note was forgiven and the property was returned to the original owners.

The Company is a development stage Company as defined in Financial Accounting Standards Board Statement No. 7. The Company has no properties of any kind as of the filing date of this document.

The Company is currently evaluating business opportunities to merge with in order to establish operations, and is developing a business plan.

ITEM 2 - DESCRIPTION of PROPERTIES. The Company has no properties at this time.

ITEM 3 - LEGAL PROCEEDINGS. None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED MATTERS.

The principal market on which the Company's shares of common stock are traded is the NQB Pink Sheets under the symbol OHRL.

High and low sale prices of Company's common stock on the Pink Sheets for each period during the past two years are as follows:

2004 Market Price        High      Low
-----------------        ----      ----
First Quarter            0.045     0.02

2003 Market Price
-----------------
First Quarter            0.05      0.02
Second Quarter           0.05      0.02
Third Quarter            0.05      0.02
Fourth Quarter           0.05      0.02

The approximate number of shareholders of the Company's common stock as of
April 30, 2004 was seven hundred   (700).

No cash dividends were declared during the fiscal years ending April 30, 2003 and April 30, 2004.

During the year ended April 30, 2004, the Company issued 6,694,845 shares of common stock to officers, directors and shareholders for services, expense reimbursements, accrued wages and notes payable valued at $546,370.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION RESULTS OF OPERATIONS

In July, 2003 Walter Martin resigned as both and officer and director of the Company. Mr. O. Robert Meredith was thereafter appointed to be a director of the Company.

In November, 2003, Mr. William L. Thomas resigned as both an officer and director of the Company.

In November of 2003, the Company entered into a Stock Purchase Agreement pursuant to which the Company agreed to acquire GlobalLink Technologies Ltd. (GLT). In conjunction with the Company's acquisition of GLT and in furtherance of the acquisition, GLT represented to the Company that GLT was operating in the telecommunications industry in Mexico. The Company subsequently discovered that GLT's representations regarding its operating position in the Mexican telecommunications market had been overstated as had GLT's ability to generate income in the Mexican telecommunications market. In early 2004, the Company elected to unwind, cancel and rescind its acquisition of GLT. All stock tendered by the Company pursuant to the aforementioned Stock Purchase Agreement has since then been voluntarily returned to the Company.

In early 2004, the Company entered into discussions with Mr. George Filippides pursuant to which Mr. Filippides represented to the Company that Mr. Filippides could facilitate the transition of the Company into the telecommunications industry utilizing business opportunities and connections available to Mr. Filippides. To facilitate the transition, Mr. Robert Vrooman did thereafter, on February 16, 2004, resign his position as the Company's President and his position as the Company's Chief Executive Officer. Mr. Filippides was thereafter appointed to both positions. Mr. Filippides was also appointed to be a director for the Company.


On March 8, 2004, the Company elected to remove Mr. Filippides from his positions as the Company's President and Chief Executive Officer. Mr. Vrooman was thereafter re-appointed to both positions. Several days later, shareholders of the Company who collectively controlled more than fifty percent of the Company's outstanding shares, voted to remove Mr. Filippides from his director position. On March 28, 2004, having already been removed from all of the above-noted positions, Mr. Filippides provided the Company with a signed and dated writing, dated March 18, 2004, pursuant to which Mr. Filippides resigned from all of the above-noted positions.

The Company currently has no employees.

There have been material changes in the Company and its operations since the January 2004 10Q (See Accountants notes).


ITEM 7 - FINANCIAL STATEMENTS







                           O'HARA RESOURCES, LTD.
                       (A DEVELOPMENT STAGE COMPANY)

                            FINANCIAL STATEMENTS
                          APRIL 30, 2004 AND 2003

















                           O'HARA RESOURCES, LTD.
                       (A DEVELOPMENT STAGE COMPANY)

                                  CONTENTS


INDEPENDENT AUDITOR'S REPORT                                         7

FINANCIAL STATEMENTS

     Balance Sheet                                                   8

     Statement of Operations                                         9

     Statement of Stockholders' Equity                              10

     Statement of Cash Flows                                        13

     Notes to Financial Statement                                   15


















/Letterhead/




                        Independent Auditor's Report
                       -----------------------------

To the Board of Directors and
Stockholders of
O'Hara Resources, Ltd.


We have audited the accompanying balance sheets of O'Hara Resources, Ltd. (a development stage company) (a Nevada corporation) as of April 30, 2004 and 2003 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception on February 2, 1984 through April 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of O'Hara Resources, Ltd. as of April 30, 2004 and 2003 and the results of its operations and cash flows for the years then ended and from inception on February 2, 1984 through April 30, 2004 in conformity with the standards of the Public Company Accounting Oversight Board (United States).

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has little operating capital, no revenues and is dependent on financing to continue operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah 84010
December 22, 2004


                           O'Hara Resources LTD.
                       (A Development Stage Company)
                               Balance Sheets

                                        ASSETS
                                                             April 30,     April 30,
                                                               2004          2003
                                                           ------------  ------------
CURRENT ASSETS:
  Cash                                                     $        65   $     1,509
  Prepaid Expenses                                               -             5,662
                                                           ------------  ------------
     Total Current Assets                                           65         7,171

PROPERTY, PLANT & EQUIPMENT, NET                                 4,194         4,824
                                                           ------------  ------------
OTHER ASSETS
  Mining Claims                                                  -           125,000
  Royalty agreement buyback - mining claims                      -            30,760
  Investments                                                    -         1,650,000
                                                           ------------  ------------
     Total Other Assets                                          -         1,805,760
                                                           ------------  ------------
     TOTAL ASSETS                                          $     4,259   $ 1,817,755
                                                           ============  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
  Accounts payable                                         $    48,082   $    53,989
  Accrued expenses                                             391,764       497,340
  Current portion of long-term debt                             96,076       109,312
                                                           ------------  ------------
     Total Current Liabilities                                 535,922       660,641

LONG-TERM LIABILITIES
  Notes payable                                                 37,500        25,000
  Notes payable-related party                                   58,576        84,312
  Less:  current portion of long-term debt                     (96,076)     (109,312)
                                                           ------------  ------------
     Total Long-term Liabilities                                 -             -
                                                           ------------  ------------
     Total Liabilities                                         535,922       660,641
                                                           ------------  ------------
STOCKHOLDERS' EQUITY/(DEFICIT):
  Preferred stock, Series A, $.001 par value;
   50,000,000 shares authorized; $.001 par
   value, no shares issued and outstanding                       -             -
  Preferred stock, Series B, $.001 par value;
   50,000,000 shares authorized; $.001 par
   value, no shares issued and outstanding                       -             -
  Capital stock, $.001 par value; 100,000,000
   shares authorized; 26,145,848 and 18,178,603
   shares issued and outstanding                                26,146        18,179
  Additional paid-in capital                                11,528,611    10,940,993
  Deficit accumulated during the development stage         (12,086,420)   (9,802,057)
                                                           ------------  ------------
     Total Stockholders' Equity/(Deficit)                     (531,663)    1,157,114
                                                           ------------  ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)    $     4,259   $ 1,817,755
                                                           ============  ============

 The accompanying notes are an integral part of these financial statements.
                                     8

                           O'Hara Resources LTD.
                       (A Development Stage Company)
                          Statement of Operations

                                                                       From Inception
                                                                        (February 2,
                                                   Year Ended               1984)
                                          ----------------------------     Through
                                             April 30,      April 30,      April 30,
                                               2004           2003           2004
                                          -------------  -------------  -------------
SALES, Net of Returns,
  Allowances and Discounts                $          -   $          -   $          -

COST OF SALES                                        -              -              -
                                          -------------  -------------  -------------
Gross margin                                         -              -              -

EXPENSES:
  Write-off of mineral properties              131,166        315,020      4,466,737
  Depreciation and amortization                 25,223          1,056        206,671
  General and administrative expenses          491,174        703,058      5,771,628
                                          -------------  -------------  -------------
     Total expenses                            647,563      1,019,134     10,445,036
                                          -------------  -------------  -------------
NET (LOSS) before other items                 (647,563)    (1,019,134)   (10,445,036)

OTHER INCOME (EXPENSE)
  Interest income                                  159            129         17,988
  Gain on forgiveness of debt                   19,353        494,947        514,300
  Interest expense                              (6,312)      (217,676)      (523,672)
  Loss on write off of investment           (1,650,000)             -     (1,650,000)
                                          -------------  -------------  -------------
     Total other income                     (1,636,800)       277,400     (1,641,384)
                                          -------------  -------------  -------------
NET (LOSS) BEFORE TAXES                     (2,284,363)      (741,735)   (12,086,420)

PROVISIONS FOR INCOME TAXES                          -              -              -
                                          -------------  -------------  -------------
NET (LOSS)                                $ (2,284,363)  $   (741,735)  $(12,086,420)
                                          =============  =============  =============

EARNINGS (LOSS) PER COMMON SHARE          $      (0.10)  $      (0.05)  $      (3.56)
                                          =============  =============  =============
WEIGHTED AVERAGE SHARES OUTSTANDING         21,989,278     15,956,294      3,394,590
                                          =============  =============  =============











 The accompanying notes are an integral part of these financial statements.
                                     9


                           O'Hara Resources LTD.
                       (A Development Stage Company)
                Statement of Stockholders' Equity (Deficit)
            From Inception on February 2, 1984 To April 30, 2004

                                                               Deficit
                                                             Accumulated
                                         Capital Stock        Additional   During the
                                   -----------------------     Paid-in    Development
                        Shares        Amount     Capital        Stage        Total
                     -----------  ----------- ------------  ------------  -----------
Balance,
April 30, 1990        2,119,362     $  2,119   $6,610,615   $(3,383,839)  $3,228,895

Stock issued for
purchase of mineral
property                560,000          560      349,440             -      350,000

Stock issued for
exercise of stock
options                 150,000          150      254,850             -      255,000

Stock issued for
settlement of debt      222,568          223      138,882             -      139,105

Stock issued for
services              1,170,846        1,171       10,537             -       11,708

Net loss from
May 1, 1990 through
April 30, 1997                -            -            -    (4,009,708)  (4,009,708)
                     -----------  ----------- ------------  ------------  -----------
Balance,
April 30, 1997        4,222,776        4,223    7,364,324    (7,393,547)     (25,000)

Net loss for
the year ended
April 30, 1998                -            -            -             -            -
                     -----------  ----------- ------------  ------------  -----------
Balance,
April 30, 1998        4,222,776        4,223    7,364,324    (7,393,547)     (25,000)

Net loss for
the year ended
April 30, 1999                -            -            -             -            -
                     -----------  ----------- ------------  ------------  -----------
Balance,
April 30, 1999        4,222,776        4,223    7,364,324    (7,393,547)     (25,000)

Net loss for
the year ended
April 30, 2000                -            -            -             -            -
                     -----------  ----------- ------------  ------------  -----------
Balance,
April 30, 2000        4,222,776        4,223    7,364,324    (7,393,547)     (25,000)

Stock issued for
services and expense
reimbursements          877,650          878      437,947             -      438,825

 The accompanying notes are an integral part of these financial statements
                                     10

                           O'Hara Resources LTD.
                       (A Development Stage Company)
                Statement of Stockholders' Equity (Deficit)
            From Inception on February 2, 1984 To April 30, 2004

                                                              Deficit
                                                             Accumulated
                                         Capital Stock        Additional   During the
                                   -----------------------     Paid-in    Development
                        Shares        Amount     Capital        Stage        Total
                     -----------  ----------- ------------  ------------  -----------
Stock issued for
purchase of mining
claims                  250,000          250      624,750             -      625,000

Stock issued for
option to purchase
mining claim              5,000            5        2,495             -        2,500

Stock issued for
buyback of royalty
agreement -claims        61,520           62      153,738             -      153,800

Stock issued to
escrow for buyback
of royalty agreement    100,000          100         (100)            -            -

Net loss for
the year ended
April 30, 2001         (497,327)    (497,327)           -             -            -
                     -----------  ----------- ------------  ------------  -----------
Balance,
April 30, 2001        5,516,946        5,517    8,583,154    (7,890,874)     697,797

Stock issued for
services and
expense
reimbursements        5,677,408        5,677      292,814             -      298,491

Stock issued for
extension of
Option agreement          5,000            5          995             -        1,000

Stock issued for
investments           1,800,000        1,800    1,648,200             -    1,650,000

Stock issued for
cash                    210,000          210      149,790             -      150,000

Stock split
rounding shares               4            -            -             -            -

Options issued
to employees                  -            -       14,600             -       14,600

Net loss for
the year ended
April 30, 2002       (1,169,449)  (1,169,449)           -             -            -
                     -----------  ----------- ------------  ------------  -----------
Balance,
April 30, 2002       13,209,358       13,209   10,689,553    (9,060,323)   1,642,440

Shares issued as
a loan incentive        420,000          420       12,680        13,100            -

The accompanying notes are an integral part of these financial statements.
                                     11

                           O'Hara Resources LTD.
                       (A Development Stage Company)
                Statement of Stockholders' Equity (Deficit)
            From Inception on February 2, 1984 To April 30, 2004

                                                               Deficit
                                                             Accumulated
                                         Capital Stock        Additional   During the
                                   -----------------------     Paid-in    Development
                        Shares        Amount     Capital        Stage        Total
                     -----------  ----------- ------------  ------------  -----------
Shares issued for
services and expenses   400,000          400       15,600        16,000            -

Shares issued for
cash                    750,000          750       24,250        25,000            -

Cancellation of
shares issued for
services               (350,000)        (350)     (13,650)      (14,000)           -

Shares issued in
lieu of wages         2,149,500        2,150       62,335        64,485            -

Shares issued
for payables          3,099,745        3,100      282,925       286,025            -

Cancellation of
shares issued for
investments          (1,500,000)      (1,500)    (148,500)     (150,000)           -

Options issued to
employees                     -            -       15,800        15,800

Net loss for
the year ended
April 30, 2003         (741,734)    (741,734)

Balance,
April 30, 2003       18,178,603       18,179   10,940,993    (9,802,057)   1,157,114

Stock issued to
settle notes
payable and
accrued interest      1,295,698        1,296       55,476             -       56,772

Stock issued to
settle accrued
expenses              5,763,652        5,764      458,590             -      464,354

Stock issued for
services                847,495          847       69,263             -       70,110

Stock issued to
settle accounts
payable                  60,400           60        4,289             -        4,349

Net loss for
the year ended
April 30, 2004                -            -            -    (2,284,363)  (2,284,363)
                     -----------  ----------- ------------  ------------  -----------
Balance,
April 30, 2004       26,145,848   $   26,146  $11,528,611  $(12,086,420)  $ (531,663)
                     ===========  =========== ============  ============  ===========

The accompanying notes are an integral part of these financial statements
                                     12

                           O'Hara Resources LTD.
                       (A Development Stage Company)
                          Statements of Cash Flows

                                                                       From Inception
                                                                        (February 2,
                                                    Year Ended                1984)
                                          ----------------------------     Through
                                             April 30,      April 30,      April 30,
                                               2004           2003           2004
                                          -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                 $ (2,284,363)  $   (741,735)  $(12,086,420)
 Adjustments to reconcile net loss to
 net cash used in operating activities:
  Write-off of mineral properties, fixed
   assets and investments                    1,767,813        315,020      6,103,384
  Stock issued for services and
   expense reimbursements                      538,516        366,937      1,637,342
  Depreciation and amortization                 25,223          1,056        206,671
 Changes in assets and liabilities:
  (Increase) decrease in accounts
   receivable                                        -            472              -
  Increase (decrease) in accrued expenses     (105,230)        (2,563)       392,110
  (Increase) decrease  in prepaids               5,662         (5,662)             -
  Increase (decrease) in accounts payable       (5,907)           330         48,081
                                          -------------  -------------  -------------
Net cash used in operating activities          (58,286)       (66,145)    (3,698,832)
                                          -------------  -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of fixed assets                            -              -     (1,596,480)
 Acquisitions of mineral property
  interests                                          -              -     (1,548,942)
 Payments for notes receivable                       -              -        (17,000)
 Purchase of investments                             -              -       (250,408)
                                          -------------  -------------  -------------
Net cash used in investing activities                -              -     (3,412,830)
                                          -------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from notes payable                    57,457         79,705        222,722
 Principal payments on Long-term debt             (615)       (37,219)       (37,834)
 Issuance of common stock                            -         25,000      6,926,839
                                          -------------  -------------  -------------
Net cash used in financing activities           56,842         67,486      7,111,727
                                          -------------  -------------  -------------
   Net Increase (decrease) in Cash              (1,444)         1,341             65

CASH AT BEGINNING PERIOD                         1,509            168              -
                                          -------------  -------------  -------------
CASH AT END OF PERIOD                     $         65   $      1,509   $         65
                                          =============  =============  =============
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest                   $          -   $          -   $          -
                                          =============  =============  =============
 Cash paid for income taxes               $          -   $          -   $          -
                                          =============  =============  =============

 The accompanying notes are an integral part of these financial statements
                                     13

                           O'Hara Resources LTD.
                       (A Development Stage Company)
                          Statements of Cash Flows

                                                                       From Inception
                                                                        (February 2,
                                                     Year Ended           1984)
                                          ----------------------------     Through
                                             April 30,      April 30,      April 30,
                                               2004           2003           2004
                                          -------------  -------------  -------------
 Non-cash activities:
  Stock issued for purchase of mining
   claims                                 $          -   $          -   $    975,000
                                          =============  =============  =============
  Stock issued for option to purchase
   mining claims                          $          -   $          -   $     35,000
                                          =============  =============  =============
 Stock issued for royalty agreement
  buyback - mining claims                 $          -   $          -   $    153,800
                                          =============  =============  =============
 Stock issued for services and expense
  reimbursements                          $    539,157   $    367,409   $  1,566,155
                                          =============  =============  =============
 Stock issued for settlement of debt      $     56,725   $     20,000   $    283,833
                                          =============  =============  =============
 Stock issued for exercise of stock
  options                                 $          -   $          -   $    255,000
                                          =============  =============  =============
 Stock issued for investments             $          -   $          -   $  1,700,000
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

     In 1991, the Company lost the mineral properties, ceased operations and liquidated any assets to pay off existing liabilities. In 2001, the Company acquired various mining claims (see Note 8) but has been unsuccessful in securing operations on these claims and subsequent to April 2003, has abandoned all mining interest. During 2002, the Company filed for bankruptcy to protect itself from a creditor of the Mountain States Petroleum acquisition. In November 2002, the Company reached a settlement agreement and the 8.4 million-dollar note was
     forgiven and the property was returned to the original owners.   The
     bankruptcy proceedings ended at that time.

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

     Income Taxes - The Company accounts for income taxes using the asset and liability method. The difference between the financial statement and tax bases of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the period in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

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

     Property, Plant & Equipment - Property, plant and equipment are carried at cost. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets. The Company has adopted Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment of long-lived Assets and for long-lived Assets to be Disposed of"("SFAS No. 144"). As provided by SFAS No. 144, when indicators of impairments of long-lived assets are discovered and the un-discounted cash flows estimated to be generated by those assets are less than the carrying amount, the Company recognizes an impairment loss. During the years ended April 30, 2004 and 2003, impairment losses of $131,166 and $315,020, respectively, have been recorded, due to impairment of the mining claims.

     Comprehensive Income - The Company adopted Statement of Financial Accounting Standard No. 130, "COMPREHENSIVE INCOME"("SFAS No. 130"), which is effective for annual periods ending after December 15, 1997. As provided by SFAS No. 130, reclassification adjustments to prior year amounts are reported in a separate statement of comprehensive income along with current year components of comprehensive income.
     For all periods presented in these financial statements, comprehensive income (loss) was equal to net income (loss) therefore, no separate statement has been presented.





                           O'HARA RESOURCES LTD.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS

NOTE  3  -  GOING CONCERN

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $12,086,420 for the period from February 2, 1984 (inception) through April 30, 2004. These factors, among others, raise substantial doubt as to the Company's ability to obtain debt and/or equity financing and achieve profitable operations.

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

     Amounts for deferred tax assets are as follows:

                                                             April 30,     April 30,
                                                               2004          2003
                                                           ------------  ------------
     Deferred tax asset, net of valuation allowances
     as per below:                                         $     -       $     -
                                                           ============  ============


                           O'HARA RESOURCES LTD.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS

NOTE  5  -  INCOME TAXES (continued)

     The following temporary differences gave rise to the deferred tax asset at April 30, 2004 and 2003.

                                                             April 30,     April 30,
                                                               2004          2003
                                                           ------------  ------------
     Tax benefit of net operating loss carry forward.      $ 2,411,645   $ 1,960,000
     Valuation allowance of net operating loss
       carry-forward in future years.                       (2,411,645)   (1,960,000)
                                                           ------------  ------------

     Because the Company has not generated taxable income since its inception, no provision for income taxes has been made. The net operating losses carried forward have began to expire, and may be limited in deductibility due to ownership changes.

NOTE  6  -  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following at April 30, 2004 and 2003:

                                                     2004          2003
                                                 ------------  ------------
     Furniture and equipment                     $     6,661   $     6,661
     Less: Accumulated depreciation                   (2,467)       (1,837)
                                                 ------------  ------------
     Net Property, plant and equipment           $     4,194   $     4,824
                                                 ============  ============

     Depreciation expense has been recorded for the years ended April 30, 2004 and 2003, in the amounts of $630 and $1,057, respectively.

NOTE  7  -  ROYALTY AGREEMENT BUYBACK   MINING CLAIMS

     In November 2000, the Company entered into an agreement to buyback a royalty agreement on the mining claims, which were acquired by the Company during the year. Per the agreement, the Company issued 615,200 shares of its common stock and placed 1,000,000 shares of its common stock into escrow. The 1,000,000 shares are to be returned to the Company if the Company's common stock reaches $2.25 on or before November 1, 2001. The stock was not returned to the Company, and the Company has written off the balance of these claims to $0 at April 30, 2004. These claims were abandoned in late 2003.

                           O'HARA RESOURCES LTD.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS

NOTE  8  -  MINING CLAIMS

     The Company originally recorded costs of $625,000 in its exploratory stage mining claims purchased in 2001. The ultimate realization of the Company's carrying cost in these assets was dependent upon the discovery and the ability of the Company to finance successful exploration and development of ore deposits, if any, in the mining claims in sufficient quantities for the Company to recover its recorded costs or to sell such assets for more than their recorded values. The ultimate realization of the carrying costs in the mining claims at April 30, 2003 was determined to be impaired. The Company wrote down the value of this claim to $125,000 at April 30, 2003. During the year ended April 30, 2004, the Company abandoned the claims and wrote off the remaining balance to $0.

NOTE  9  -  LONG-TERM LIABILITIES

     Long-term liabilities are detailed as follows as of April 30, 2004 and 2003:

                                                             April 30,     April 30,
                                                               2004          2003
                                                           ------------  ------------
     Note payable to an officer, due in monthly payments
     of $1,558, which includes $558.33 in cash and 20,000
     shares of common stock valued at $.05 per share,
     including interest at 10%.  The note matured on
     January 31, 2002.                                     $     -       $     8,250

     Notes payable to various officers and shareholders,
     bears interest at 10%, due in fiscal 2004, past due.       26,619        42,686

     Note payable to a shareholder, monthly installments
     due of $416, bears interest at 10%.                          -           33,375

     Notes payable to various officers and shareholders,
     payable on demand, and non-interest bearing.               31,957          -
                                                           ------------  ------------
       Total Notes Payable - Related Party                 $    58,576   $    84,312
                                                           ============  ============




                           O'HARA RESOURCES LTD.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS

NOTE  9  -  LONG-TERM LIABILITIES (continued)

                                                               2004          2003
                                                           ------------  ------------
     Notes payable:

     Note payable to a Corporation, due on demand and
       non-interest bearing.                               $    12,500   $    25,000

     Note payable to an individual, principal and
       interest due at maturity, bears interest at 12%,
       matured on January 13, 2004, past due.                   25,000         -
                                                           ------------  ------------
       Total Notes Payable                                      37,500        25,000
                                                           ------------  ------------
       Total Long-Term Liabilities                              96,076       109,812
                                                           ------------  ------------
       Less: Current Portion - Related Party                   (58,576)      (84,312)
       Less: Current Portion                                   (37,500)      (25,000)
                                                           ------------  ------------
       Total Current Portion                                   (96,076)     (109,312)
                                                           ------------  ------------
       Total Long-Term Liabilities                         $     -       $     -
                                                           ============  ============

NOTE  10  -  EARNINGS (LOSS) PER SHARE

                                            Income (loss)        Shares     Per-Share
                                              (Numerator) (Denominator)        Amount
                                             ------------  ------------  ------------
     For the year ended April 30, 2004:
       Basic EPS
       Income (loss) to common shareholders  $(2,284,363)    21,989,278  $     (0.10)
                                             ============  ============  ============
     For the year ended April 30, 2003:
       Basic EPS
       Income (loss) to common shareholders  $  (741,735)    15,956,294  $      (.05)
                                             ============  ============  ============

NOTE  11  -  RELATED PARTY TRANSACTION

     During the year ended April 30, 2004, the Company issued 6,694,845 shares of common stock to officers, directors and shareholders for services, expense reimbursements, accrued wages and notes payable valued at $546,370.

     During the year ended April 30, 2004, the Company received $32,457 from officers and shareholders. As described in Note 9, the balance of the notes payable April 30, 2004 $31,957.

                           O'HARA RESOURCES LTD.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS

NOTE  11  -  RELATED PARTY TRANSACTION (continued)

     The Company issued 4,942,700 shares of its common stock to officers and directors for services and expense reimbursements valued at $148,281 during the years ended April 30, 2004.

NOTE  12  -  INVESTMENTS

     During fiscal year 2002, the Company signed an agreement to acquire all the issued and outstanding stock of Mountain States Petroleum Corporation ("MSP"), a New Mexico corporation. The agreement stated a purchase price of $10,000,000, to be paid as follows; 300,000 shares of the Company's common stock valued at $1,500,000, and an $8,400,000 note payable due December 2001.

     When the note came due and the Company had not paid it, the seller filed suit for collection. The Company entered into bankruptcy to protect itself from the suit. In November 2002, the Company settled the suit, by rescinding the original agreement and the $8,400,000 note, and instead gave the Company an option to acquire MSP and various Nitrogen Rejection Units for $17,000,000 through July 2003. The Company recorded the cash and stock issued for this option at $1,650,000 and was considering completing the deal as of April 30, 2003. On January 14, 2003, the bankruptcy court dismissed the bankruptcy case. During the year ended April 30, 2004, the option expired, therefore, the $1,650,000 balance of the option was written off.





























ITEM 8 - CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There is no disagreement with the accountants and there has been no change in the Company Accountants in the five most recent years.

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(c) OF THE EXCHANGE ACT.

The directors, executive officers of the Company are as follows:


     NAME                     AGE       POSITION WITH COMPANY
     Robert Vrooman           47        President, Chairman, General
                                        Counsel and Secretary, September
                                        2000   present
     Gerry Weiner             71        Director, September 2000 - present
     O. Robert Meredith       65        Director, July 2003 - present


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

Robert Meredith, Director, is a practicing attorney located in Salt Lake City, Utah. He specializes in SEC and securities matters.

Name of the Directors, officers or nonofficial owners of more than 10% of Company's common stock filed on a timely basis reports required by Section 16(a) during 2004 or prior years.

Robert Vrooman                4,920,500 shares    18.9%
Anderson Family 1994 Trust    2,770,263 shares    10.6%

Because of the Company's failure to maintain current filings there arose a question whether filing pursuant to Section 16(a) was necessary.

ITEM 10 - EXECUTIVE COMPENSATION (annual)

Robert Vrooman, President and Chairman of the Board of Directors $150,000



ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) The following table shows as of April 30, 2004, stock ownership of all persons known by management, to be beneficial owners of more than 5% of the common stock of the Company.


Name and Address              Amount and Nature                            Percentage
of Beneficial Owner           of Beneficial Owner                          of Class
-------------------------------------------------------------------------------------
Robert Vrooman                4,920,500 shares Officer and Director        18.9%
927 Pacific Court
Walnut Creek, CA 94598

William L. Thomas             2,176,300 shares Officer and Director        8.4%
4690 Somerville Way
Reno, NV 89509

Anderson Family 1994 Trust    2,770,263 shares investor group              10.6%
6527 Giant Oak
North Las Vegas, NV 89084


(1) Percentage and number of shares is based in the shares outstanding on April 30, 2004 and does not take into consideration any subsequent issuance of shares or action which may effect the number of outstanding shares of the Company.

(b) The securities of the Company beneficially owned by all officers and directors of the Company as a group, as of April 30, 2004.


Title               Name and Address              Amount and Nature        Percentage
of Class            of Beneficial Owner           of Beneficial Owner      of Class
-------------------------------------------------------------------------------------

Common Stock        Robert Vrooman                      4,920,500          18.9%
$.001 par value     925 Pacific Court
                    Walnut Creek, CA 94598

                    Gerry Weiner                          50,000            0.002%
                    3495 Du Musee, Ste. 204
                    Montreal, Quebec H3G 2C8


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

The Company filed four 8-K reports during the year ended April 30, 2004.

The first 8-K is dated February 23, 2004. Pursuant to it, the Company noted that the Company's Board of Directors had: (1) appointed Mr. George Filippides to the post of President and Chief Executive Officer replacing Mr. Robert B. Vrooman; (2) appointed Mr. Vrooman to the position of Chief Operating Officer; (3) re-appointed Mr. Vrooman to the position of Secretary; (4) elected Mr. Filippides to the Board of Directors; and (5) appointed Mr. Vrooman and Mr. Filippides to serve as Co-Chairmen of the Board of Directors.

The second 8-K is dated March 18, 2004. Pursuant to it, the Company noted that the Company's Board of Directors had terminated Mr. George Filippides from the posts of President and Chief Executive Officer of the Company and from the post of Co-Chairman of the Board of Directors. Pursuant to it, the Company further noted that Mr. Robert Vrooman had been re-appointed to his posts as President and Chief Executive Officer of the Company and that Mr. Filippides had been removed from the Board of Directors by a vote of shareholders of the Company who collectively control more than fifty percent of the Company's shares.

The third 8-K is dated March 31, 2004. Pursuant to it, the Company noted that the Company had on March 28, 2004 received a written and signed resignation from Mr. George Filippides dated March 18, 2004 by which Mr. Filippides had resigned his positions of President and Chief Executive Officer of the Company and had further resigned his director position with the Company.

The forth 8-K is dated April 12, 2004. Pursuant to it, the Company reported an error in the 8-K dated March 18, 2004 and the 8-K dated March 31, 2004 by which the Company had erroneously reported shares of outstanding stock in the amount of 23,828,709. Per the April 12, 2004 8-K, the Company reported that the correct number was 26,045,848.



                                 Signatures


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Robert Vrooman, Chairman and CEO        January 27, 2005






































