Form 10QSB
period 2004-07-31
OHARA RESOURCES LTD
filed 2005-01-28
CIK 830821

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC

                                FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES ACT OF 1934

                For the quarterly period ended July 31, 2004

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                          SECURITIES EXCHANGE ACT

                       Commission file number 0-16602

                           O'HARA RESOURCES, LTD

     Nevada                                                 88-0485907
(State of Incorporation)                  (IRS Employer Identification No.)

               3950 E. Sunset Rd., # 123, Las Vegas, NV 89102
                  (Address of principal executive offices)

                                702-898-1611
                             (Telephone Number)

Check whether the issuer:  (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]   No [ X ]

The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on July 31, 2004, was 26,045,848 consisting of 7,797,408 free trading shares and 18,248,440 restricted shares. The authorized capitalization is 100,000,000 common shares. Class A Preferred and Class B Preferred 50,000 shares each.






                           FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS


                           O'Hara Resources LTD.
                       (A Development Stage Company)
                               Balance Sheets

                                   ASSETS
                                                    July 31,     April 30,
                                                     2004          2004
                                                 ------------  ------------
                                                  (unaudited)
CURRENT ASSETS:
  Cash                                           $         -   $        65
                                                 ------------  ------------
     Total Current Assets                                  -            65

PROPERTY, PLANT & EQUIPMENT, NET                       3,894         4,194
                                                 ------------  ------------
TOTAL ASSETS                                     $     3,894   $     4,259
                                                 ============  ============

               LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                               $    48,082   $    48,082
  Accrued expenses                                   457,764       391,764
  Current portion of long-term debt                   96,076        96,076
                                                 ------------  ------------
     Total Current Liabilities                       601,922       535,922

LONG-TERM LIABILITIES
  Notes payable                                       37,500        37,500
  Notes payable-related party                         58,576        58,576
  Less:  current portion of long-term debt           (96,076)      (96,076)
                                                 ------------  ------------
     Total Long-term Liabilities                       -             -
                                                 ------------  ------------
     Total Liabilities                               601,922       535,922

STOCKHOLDERS' EQUITY/(DEFICIT):
  Preferred stock, Series A, $.001 par value;
   50,000,000 shares authorized; $.001 par
   value, no shares issued and outstanding             -             -
  Preferred stock, Series B, $.001 par value;
   50,000,000 shares authorized; $.001 par
   value, no shares issued and outstanding             -             -
  Capital stock, $.001 par value; 100,000,000
   shares authorized; 26,145,848 shares issued
   and outstanding                                    26,146        26,146
  Additional paid-in capital                      11,528,611    11,528,611
  Deficit accumulated during the
   development stage                             (12,152,785)  (12,086,420)

     Total Stockholders' Equity/(Deficit)           (598,028)     (531,663)
                                                 ------------  ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY/(DEFICIT)                            $     3,894   $     4,259
                                                 ============  ============



                                     2

                           O'Hara Resources LTD.
                       (A Development Stage Company)
                     Statement of Operations(Unaudited)

                                                                   From Inception
                                                                       February 2,
                                                                          1984
                                          For The Three Months Ended     Through
                                                      July, 31,        July 31,
                                               2004         2003          2004
                                          ------------- ------------- -------------
Revenues                                  $          -  $          -  $          -

COST OF SALES                                        -             -             -
                                          ------------- ------------- -------------
Gross margin                                         -            -             -
                                          ------------- ------------- -------------

EXPENSES:
   Write-off of mineral properties                   -       24,594     4,466,737
   Depreciation and amortization                   300          270       206,971
   General and administrative expenses          66,065      136,157     5,837,693
                                          ------------- ------------- -------------
     Total expenses                             66,365      161,021    10,511,401
                                          ------------- ------------- -------------
NET (LOSS) before other items                  (66,365)    (161,021)  (10,511,401)

OTHER INCOME (EXPENSE)
   Interest income                                   -          159        17,988
   Gain on forgiveness of debt                       -            -       514,300
   Interest expense                                  -       (2,646)     (523,672)
   Loss on write off of investment                   -   (1,650,000)   (1,650,000)
                                          ------------- ------------- -------------
     Total other income                              -   (1,652,487)   (1,641,384)
                                          ------------- ------------- -------------
NET (LOSS) BEFORE TAXES                        (66,365)  (1,813,508)  (12,152,785)

PROVISIONS FOR INCOME TAXES                          -            -             -
                                          ------------- ------------- -------------
NET (LOSS)                                $    (66,365) $ (1,813,508) $(12,152,785)
                                          ============= ============= =============
EARNINGS (LOSS) PER COMMON SHARE          $      (0.00) $      (0.10) $      (3.42)
                                          ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING         26,145,848    18,188,037     3,556,973
                                          ============= ============= =============





                                     3

                           O'Hara Resources LTD.
                       (A Development Stage Company)
                    Statements of Cash Flows(Unaudited)

                                                                       From Inception
                                                                          February 2,
                                                                             1984
                                             For The Three Months Ended     Through
                                                      July, 31,            July 31,
                                                 2004          2003          2004
                                            ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                   $    (66,365) $ (1,813,508) $(12,152,785)
 Adjustments to reconcile net loss to
 net cash used in operating activities:
  Write-off of mineral properties,
   fixed assets and investments                        -     1,674,594     6,103,384
  Stock issued for services and
   expense reimbursements                              -             -     1,637,342
  Depreciation and amortization                      300           270       206,971
 Changes in assets and liabilities:
  (Increase) decrease in prepaids                      -         1,961             -
  (Increase) decrease in accounts receivable           -             -             -
  Increase (decrease) in accrued expenses         66,000       125,127       458,110
  Increase (decrease) in accounts payable              -         6,974        48,081
                                            ------------- ------------- -------------
   Net cash used in operating activities             (65)       (4,582)   (3,698,897)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of fixed assets                              -             -    (1,596,480)
 Acquisitions of mineral property interests            -             -    (1,548,942)
 Payments for notes receivable                         -             -       (17,000)
 Purchase of investments                               -             -      (250,408)
                                            ------------- ------------- -------------
   Net cash used in investing activities               -             -    (3,412,830)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from notes payable                           -         3,560       222,722
 Principal payments on long-term debt                  -             -       (37,834)
 Proceeds from issuance of common stock                -             -     6,926,839
                                            ------------- ------------- -------------

   Net cash used in financing activities               -         3,560     7,111,727
                                            ------------- ------------- -------------
   Net Increase (decrease) in Cash                   (65)       (1,022)            -

   CASH AT BEGINNING OF PERIOD                        65         1,509             -
                                            ------------- ------------- -------------
   CASH AT END OF PERIOD                    $          -  $        487  $          -
                                            ============= ============= =============

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest                     $          -  $          -  $          -
                                            ============= ============= =============
 Cash paid for income taxes                 $          -  $          -  $          -
                                            ============= ============= =============

Non-cash activities:
 Stock issued for purchase of mining claims $          -  $          -  $    975,000
                                            ============= ============= =============
 Stock issued for option to purchase mining
  claims                                    $          -  $          -  $     35,000
                                            ============= ============= =============
 Stock issued for royalty agreement buyback
  - mining claims                           $          -  $          -  $    153,800
                                            ============= ============= =============
 Stock issued for services and expense
  reimbursements                            $          -  $          -  $  1,566,155
                                            ============= ============= =============
 Stock issued for settlement of debt        $          -  $     10,613  $    283,833
                                            ============= ============= =============
 Stock issued for exercise of stock options $          -  $          -  $    255,000
                                            ============= ============= =============
 Stock issued for investments               $          -  $          -  $  1,700,000
                                            ============= ============= =============
                                     4

                           O'Hara Resources LTD.
                     Notes to the Financial Statements
                               July 31, 2004


GENERAL
-------

O'Hara Resources LTD. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended July 31, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended April 30, 2004.

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


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

In May, 2004, the Company signed two Letters of Intent. Pursuant to the first Letter of Intent, the Company agreed to acquire Blackstone Mining Company, an Idaho Corporation, and all of its assets. Pursuant to the second Letter of Intent, the Company agreed to acquire 81% of VisioNET Television Network, Inc., a Nevada Corporation.

In June, 2004, the Company revoked and rescinded all stock options previously issued by the Company to any and all officers, employees and/or directors of the Company, past and present, including any and all stock options which had as of June, 2004 expired, any and all stock options which had as of June, 2004 been voluntarily rescinded and relinquished and any and all stock options which had not, as of June, 2004, been relinquished.

                                  PART II
                             OTHER INFORMATION

Item 3 - CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ending July 31, 2004, the registrant issued the following securities:

     None


                                     5

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








/S/ Robert Vrooman

Robert Vrooman
Chairman & CEO














                                     6