Form 10QSB
period 2004-10-31
OHARA RESOURCES LTD
filed 2005-01-28
CIK 830821

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC

                                FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES ACT OF 1934

              For the quarterly period ended October 31, 2004

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                          SECURITIES EXCHANGE ACT

                       Commission file number 0-16602

                           O'HARA RESOURCES, LTD

     Nevada                                                 88-0485907
(State of Incorporation)                  (IRS Employer Identification No.)

     3950 E. Sunset Rd., #123, Las Vegas, NV 89102
                  (Address of principal executive offices)

                                702-898-1611
                             (Telephone Number)

Check whether the issuer:  (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]   No [ X ]

The total number of shares of the Company's Common Stock, $.001 par value, outstanding on October 31st, 2004, was 26,045,848 consisting of 7,797,408 free trading shares and 18,248,440 restricted shares. The authorized capitalization is 100,000,000 common shares.






PART I FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS
                           O'Hara Resources LTD.
                       (A Development Stage Company)
                               Balance Sheets

                                   ASSETS
                                                  October 31,     April 30,
                                                     2004          2004
                                                 ------------  ------------
                                                  (unaudited)
CURRENT ASSETS:
  Cash                                           $         -   $        65
                                                 ------------  ------------
     Total Current Assets                                  -            65

PROPERTY, PLANT & EQUIPMENT, NET                       3,594         4,194
                                                 ------------  ------------
TOTAL ASSETS                                     $     3,594   $     4,259
                                                 ============  ============

               LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
  Accounts payable                               $    48,082   $    48,082
  Accrued expenses                                   523,764       391,764
  Current portion of long-term debt                   96,076        96,076
                                                 ------------  ------------
     Total Current Liabilities                       667,922       535,922

LONG-TERM LIABILITIES
  Notes payable                                       37,500        37,500
  Notes payable-related party                         58,576        58,576
  Less:  current portion of long-term debt           (96,076)      (96,076)
                                                 ------------  ------------
     Total Long-term Liabilities                           -             -

     Total Liabilities                               667,922       535,922
                                                 ------------  ------------
STOCKHOLDERS' EQUITY/(DEFICIT):
  Preferred stock, Series A, $.001 par value;
   50,000,000 shares authorized; $.001 par
   value, no shares issued and outstanding                 -             -
  Preferred stock, Series B, $.001 par value;
   50,000,000 shares authorized; $.001 par
   value, no shares issued and outstanding                 -             -
  Capital stock, $.001 par value; 100,000,000
   shares authorized; 26,145,848 shares issued
   and outstanding                                    26,146        26,146
  Additional paid-in capital                      11,528,611    11,528,611
  Deficit accumulated during the development
   stage                                         (12,219,085)  (12,086,420)
                                                 ------------  ------------
     Total Stockholders' Equity/(Deficit)           (664,328)     (531,663)
                                                 ------------  ------------
   TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY/(DEFICIT)                              $     3,594   $     4,259
                                                 ============  ============


                           O'Hara Resources LTD.
                       (A Development Stage Company)
                     Statement of Operations(Unaudited)

                                                                       From Inception
                                                                          February 2,
                                                                              1984
                           October 31,               October 31,            Through
                  -------------------------  --------------------------   October 31,
                       2004         2003          2004          2003          2004
                  ------------ ------------  ------------  ------------  ------------
Revenues           $        -   $        -    $        -    $        -    $        -

COST OF SALES               -            -             -             -             -
                  ------------ ------------  ------------  ------------  ------------
Gross margin                -            -             -             -             -

EXPENSES:
 Write-off of
  mineral
  properties                -      131,166             -       155,760     4,466,737
 Depreciation &
  amortization            300          180           600           450       207,271
 General &
  administrative
  expenses             66,000      103,926       132,065       240,083     5,903,693
                  ------------ ------------  ------------  ------------  ------------
   Total expenses      66,300      235,272       132,665       396,293    10,577,701
                  ------------ ------------  ------------  ------------  ------------
NET (LOSS) before
other items           (66,300)    (235,272)     (132,665)     (396,293)  (10,577,701)

OTHER INCOME (EXPENSE)
 Loss on write off
  of investment             -            -             -    (1,650,000)   (1,650,000)
 Interest income            -            -             -           159        17,988
 Gain on forgiveness
  of debt                   -            -             -             -       514,300
 Interest expense           -       (1,052)            -        (3,698)     (523,672)
                  ------------ ------------  ------------  ------------  ------------
Total other
income                      -       (1,052)            -    (1,653,539)   (1,641,384)
                  ------------ ------------  ------------  ------------  ------------
NET (LOSS)
BEFORE TAXES          (66,300)    (236,324)     (132,665)   (2,049,832)  (12,219,085)

PROVISIONS FOR
INCOME TAXES                -            -             -             -             -
                  ------------ ------------  ------------  ------------  ------------
NET INCOME (LOSS) $   (66,300) $  (236,324)  $  (132,665)  $(2,049,832) $(12,219,085)
                  ============ ============  ============  ============  ============
EARNINGS (LOSS)
PER COMMON SHARE  $     (0.00) $     (0.01)  $     (0.01)  $     (0.11) $      (3.18)
                  ============ ============  ============  ============  ============
WEIGHTED AVERAGE
SHARES
OUTSTANDING        26,145,848   20,390,532    26,145,848    19,289,285     3,843,876
                  ============ ============  ============  ============  ============



                           O'Hara Resources LTD.
                        A Development Stage Company)
                    Statements of Cash Flows(Unaudited)

                                                                       From Inception
                                                                          February 2,
                                                                             1984
                                              For the Six Months Ended      Through
                                            ---------------------------   October 31,
                                                 2004          2003          2004
                                            ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                   $   (132,665) $   (273,574) $(12,219,085)
 Adjustments to reconcile net loss to net
 cash used in operating activities:
  Write-off of mineral properties, fixed
   assets and investments                              -       164,058     6,103,384
  Stock issued for services and expense
   reimbursements                                      -        36,000     1,637,342
  Depreciation and amortization                      600           564       207,271
 Changes in assets and liabilities:
  (Increase) decrease in prepaids                      -        (8,403)            -
  (Increase) decrease in accounts receivable           -           472             -
  Increase (decrease) in accrued expenses        132,000       (23,531)      524,110
  Increase (decrease) in accounts payable              -        23,026        48,081
                                            ------------- ------------- -------------
   Net cash used in operating activities             (65)      (81,388)   (3,698,897)
                                            ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of fixed assets                              -             -    (1,596,480)
 Acquisitions of mineral property interests            -             -    (1,548,942)
 Payments for notes receivable                         -             -       (17,000)
 Purchase of investments                               -             -      (250,408)
                                            ------------- ------------- -------------
   Net cash used in investing activities               -             -    (3,412,830)
                                            ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from notes payable                           -        57,582       222,722
 Principal payments on Long-term debt                  -        (1,148)      (37,834)
 Proceeds from issuance of common stock                -        25,000     6,926,839
                                            ------------- ------------- -------------
   Net cash used in financing activities               -        81,434     7,111,727
                                            ------------- ------------- -------------
   Net Increase (decrease) in Cash                   (65)           46             -

   CASH AT BEGINNING OF PERIOD                        65           168             -
                                            ------------- ------------- -------------
   CASH AT END OF PERIOD                    $          -  $        214  $          -
                                            ============= ============= =============

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest                     $          -  $          -  $          -
                                            ============= ============= =============
 Cash paid for income taxes                 $          -  $          -  $          -
                                            ============= ============= =============


                           O'Hara Resources LTD.
                        A Development Stage Company)
                    Statements of Cash Flows(Unaudited)

                                                                       From Inception
                                                                          February 2,
                                                                             1984
                                              For the Six Months Ended      Through
                                            ---------------------------   October 31,
                                                 2004          2003          2004
                                            ------------- ------------- -------------
Non-cash activities:
 Stock issued for purchase of mining claims $          -  $          -  $    975,000
                                            ============= ============= =============
 Stock issued for option to purchase mining
  claims                                    $          -  $          -  $     35,000
                                            ============= ============= =============
 Stock issued for royalty agreement
  buyback - mining claims                   $          -  $          -  $    153,800
                                            ============= ============= =============
 Stock issued for services and expense
  reimbursements                            $          -  $    262,099  $  1,566,155
                                            ============= ============= =============
 Stock issued for settlement of debt        $          -  $     45,775  $    283,833
                                            ============= ============= =============
 Stock issued for exercise of stock options $          -  $          -  $    255,000
                                            ============= ============= =============
 Stock issued for investments               $          -  $          -  $  1,700,000
                                            ============= ============= =============



























                           O'Hara Resources LTD.
                     Notes to the Financial Statements
                              October 31, 2004


GENERAL
-------

O'Hara Resources LTD. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended October 31, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended April 30, 2004.

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























Item 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATIONS

In September, 2004, the Company reported that the Company had failed to obtain adequate funding to complete the Company's acquisition of 100% of Blackstone Mining Company, Inc., an Idaho Corporation, and to complete the Company's acquisition of 81% of VisioNET Television Network, Inc., a Nevada Corporation. The Company further reported that the time for the Company to complete the Company's acquisitions of 100% of Blackstone Mining Company, Inc. and 81% of VisioNET Television Network, Inc. had expired.

In September, 2004, the Company reported that the Company had entered into an agreement with Vision Energy Corporation (Vision Energy), a Nevada Corporation, by which the Company had agreed to acquire 50% of Vision Energy's wholly owned subsidiary, Vision Energy Group, a Nevada Corporation. The Company further reported that, in conjunction with the acquisition of 50% of Vision Energy's wholly owned subsidiary, Vision Energy Group, Mr. Russell Smith had been appointed to the position of President of the Company and that Mr. Smith and Mr. Ralph Greenberg had also both been appointed to two previously vacant seats on the Company's Board of Directors. In addition, the Company reported that Mr. Robert Vrooman, who had resigned his position as the Company's President in light of Mr. Smith's appointment to the Presidency, would continue to serve as the Company's Chief Executive Officer, the Company's Secretary and as Chairman of the Board.

In October, 2004, the Company reported that the Company had moved the Company's offices from Reno, Nevada to Las Vegas, Nevada.

                                  PART II

                             OTHER INFORMATION

Item 3 - CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ending October 31, 2004, the Company issued the following securities:

None issued.



                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




/S/ Robert Vrooman
------------------------------------
Robert Vrooman
Chairman & CEO
O'Hara Resources, LTD