Form 10QSB
period 2005-01-31
Vision Energy Group Inc
filed 2005-03-31
CIK 830821

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the quarterly period ended   January 31, 2005
                                 ----------------

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the transition period from             to
                               -----------    -----------

                       Commission File Number: 88-1485907

                            VISION ENERGY GROUP, INC.
                            -------------------------
      (Exact name of the small business issuer as specified in its charter)

         NEVADA                                        88-0485907
         ------                                        ----------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                   Identification No.)

            4333 Admiralty Way, Suite 100P, Marina Del Rey, CA 90292
            --------------------------------------------------------
                   (Address of principal executive offices)

                                  310-821-2244
                           --------------------------
                           (Issuer's telephone number)

          O'Hara Resources, LTD, 3950 E Sunset Rd., Las Vegas, NV 89102
          --------------------------------------------------------------
                        (Former name and former address)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No
                                                              ----      ----
    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The total number of shares of the Company's Common Stock , $.001 par value, outstanding on May 25, 2005 was 10,869,973.

    Transitional Small Business Disclosure Format (Check one)  Yes       No  X
                                                                   ----     ----

PART 1  FINANCIAL INFORMATION

Item 1: Financial Statements

                            VISION ENERGY GROUP, INC.

                               TABLE OF CONTENTS
                               -----------------

                                                                         PAGE(S)
                                                                         -------
ITEM 1. FINANACIAL STATEMENTS ..........................................     3

        CONDENSED BALANCE SHEET AS OF JANUARY 31, 2005 (UNAUDITED) .....     4

        CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE
           MONTHS ENDED JANUARY 31, 2005  AND 2004 (UNAUDITED) .........     5

        CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
           ENDED JANUARY 31, 2005 AND 2004 (UNAUDITED) .................   6-7

        STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE NINE
           MONTHS ENDED JANUARY 31, 2005 AND 2004 (UNAUDITED) ..........     8

        NOTES TO CONDENSED FINANCIAL STATEMENTS AS OF  JANUARY 31, 2005
           (UNAUDITED)                                                       9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ......  10-11

ITEM 3. CONTROLS AND PROCEDURES ........................................     11

PART II- OTHER INFORMATION .............................................     12

ITEM 1. LEGAL PROCEEDINGS ..............................................     12

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ....     12

ITEM 3. DEFAULTS UPON SENIOR SECURITIES ................................     12

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............     12

ITEM 5. OTHER INFORMATION ..............................................     12

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ...............................  12-13
         (a) Exhibits

       CERTIFICATION ...................................................  14-17

Item 1. Financial Statements

As used herein, the term "Company" refers to Vision Energy Group, Inc., a Nevada corporation, and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended January 31, 2005 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year plus the cumulative financials data since inception are attached hereto and are incorporated herein by this reference.

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended April 30, 2004. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading have been included. Operating results for the nine months ended January 31, 2005 are not necessarily indicative of results that may be expected for the year ended April 30, 2005. The financial statements are presented on the accrual basis.

                            VISION ENERGY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                JANUARY 31, 2005
                                   (UNAUDITED)


                                     ASSETS
                                     ------

CURRENT ASSETS
 Cash                                                              $      6,369
                                                                   ------------
        Total Current Assets                                              6,369

PROPERTY, PLANT & EQUIPMENT, NET                                             --
                                                                   ------------
OTHER ASSETS
  Investments in energy projects                                        250,000
                                                                   ------------

TOTAL ASSETS                                                       $    256,369
                                                                   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES
 Accounts payable                                                  $     47,021
 Accrued expenses                                                       198,000
 Current portion of long term debt                                       64,251
                                                                   ------------
      Total Current Liabilities                                         309,272

LONG-TERM LIABILITIES
  Notes payable                                                          37,500
  Notes payable - related party                                          26,751
  Less: current portion of long-term debt                               (64,251)
                                                                   ------------
         Total Liabilities                                              309,272
                                                                   ------------

STOCKHOLDERS' EQUITY  (DEFICIT)
 Preferred stock; Series A, $.001 Par Value; 50,000,000
    shares authorized; no shares issued and outstanding                      --
 Preferred stock; Series B, $.001 Par Value; 50,000,000
    shares authorized; no shares issued and outstanding                      --
 Capital stock, $.001 Par Value; 100,000,000 shares
    authorized; 50,748,606 and 26,145,848 shares
    issued and outstanding                                               49,365
 Additional paid-in capital                                          12,231,026
 Deficit accumulated during the development stage                   (12,333,296)
                                                                   ------------

     Total Stockholders' Deficit                                        (52,903)

TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIT                       $    256,369
                                                                   ============

    See accompanying notes to the unaudited condensed financial statements.

                            VISION ENERGY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            For the         For the         For the          For the       Inception
                                             Three           Three            Nine             Nine       February 2,
                                             Months          Months          Months           Months         1984
                                             Ended           Ended           Ended            Ended         through
                                            January         January         January          January        January
                                            31, 2005        31, 2004        31, 2005        31, 2004        31, 2005
                                           -----------    ------------    ------------    ------------    ------------

NET SALES                                  $        --    $         --    $         --    $         --    $         --

COST OF SALES                                       --              --              --              --              --
                                           -----------    ------------    ------------    ------------    ------------

GROSS MARGIN                                        --              --              --              --              --
                                           -----------    ------------    ------------    ------------    ------------

EXPENSES
   Write -off of mineral properties                 --              --              --         155,760       4,466,737
   Depreciation and amortization                    --             180             600             630         207,271
   General and administrative expenses         118,969         117,756         251,033         343,349       6,022,661
                                           -----------    ------------    ------------    ------------    ------------
            Total expenses                     118,969         117,936         251,633         499,739      10,696,669
                                           -----------    ------------    ------------    ------------    ------------
Net loss from operations                      (118,969)       (117,936)       (251,633)       (499,739)    (10,696,669)
                                           -----------    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)
   Loss on disposal of assets                   (3,594)             --          (3,594)             --          (3,594)
   Loss on write off of investment                  --              --              --      (1,650,000)     (1,650,000)
   Interest expense                                 --          (1,500)             --          (5,198)       (523,672)
   Interest income                                  --              --              --             159          17,988
   Gain on forgiveness of debt                   8,351              --           8,351              --         522,651
                                           -----------    ------------    ------------    ------------    ------------

           Total other income (expense)          4,757          (1,500)          4,757      (1,655,039)     (1,636,627)
                                           -----------    ------------    ------------    ------------    ------------
NET LOSS BEFORE INCOME TAXES                  (114,212)       (119,436)       (246,876)     (2,154,778)    (12,333,296)

PROVISION FOR INCOME TAXES                          --              --              --              --              --
                                           -----------    ------------    ------------    ------------    ------------
NET INCOME (LOSS)                             (114,212)   $   (119,436)   $   (246,876)   $ (2,154,778)   $(12,333,296)
                                           -----------    ------------    ------------    ------------    ------------
BASIC AND DILUTED
LOSS PER SHARE                                   (0.00)   $      (0.01)   $      (0.01)   $      (0.10)   $      (2.91)
                                           -----------    ------------    ------------    ------------    ------------
WEIGHTED AVERAGE SHARES OUTSTANDING         48,227,227      23,326,030      33,506,308      20,634,866       4,241,329
                                           ===========    ============    ============    ============    ============

     See accompanying notes to the unaudited condensed financial statements.

                            VISION ENERGY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     For the       For the
                                                                       Nine          Nine           From
                                                                      Months        Months        Inception
                                                                       Ended        Ended          Through
                                                                    January 31,    January 31,    January 31,
                                                                        2005          2004           2005
                                                                    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                           $  (246,876)   $(2,154,778)   (12,333,296)
 Adjustments to reconcile net loss from net cash
    used in operating activities:
    Depreciation and amortization                                           600            630        207,271
    Write-off of mineral properties, fixed assets and investments         3,593      1,805,760      6,106,977
    Stock issued for services and expense reimbursements                360,118        511,560      1,997,460
    Forgiveness of debt                                                  (1,983)            --         (1,983)
 Changes in assets and liabilities:
    (Increase) decrease in prepaid expenses                                  --        (12,410)            --
    Increase (decrease) in accounts payable                              20,116         (7,144)        68,198
    Increase (decrease) in accrued expenses                            (156,264)      (192,422)       235,845
                                                                    -----------    -----------    -----------
       Net cash used in operating activities                            (20,696)       (48,804)    (3,719,528)
                                                                    -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                                   --             --     (1,596,480)
  Acquisitions of mineral property interests                                 --             --     (1,548,942)
  Payments for notes receivable                                              --             --        (17,000)
  Purchase of investments                                                    --             --       (250,408)
                                                                    -----------    -----------    -----------
       Net cash used in investing activities                                 --             --     (3,412,830)
                                                                    -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                               --         54,141        222,722
   Principal payments on long-term debt                                 (10,000)          (300)       (47,834)
   Proceeds from issuance of common stock                                37,000             --      6,963,839
                                                                    -----------    -----------    -----------
       Net cash used in financing activities                             27,000         53,841      7,138,727
                                                                    -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH                                           6,304          5,037          6,369

CASH - BEGINNING OF PERIOD                                                   65          1,509             --
                                                                    -----------    -----------    -----------
CASH - END OF PERIOD                                                $     6,369    $     6,546          6,369
                                                                    ===========    ===========    ===========


     See accompanying notes to the unaudited condensed financial statements.

                            VISION ENERGY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      For the Nine       For the Nine         Inception
                                                                      Months Ended       Months Ended          Through
                                                                      January 31,         January 31,         January 31,
                                                                         2005                2004                2005
                                                                      ----------           ----------         ----------
SUPPLEMENTAL CASH FLOW INFORMATION:
-----------------------------------

  Cash Paid for Interest                                              $       --           $       --         $       --
                                                                      ==========           ==========         ==========
  Cash Paid for Income Taxes                                          $       --           $       --         $       --
                                                                      ==========           ==========         ==========
Non-cash activities:
  Stock issued for purchase of mining claims                          $       --           $       --         $  975,000
                                                                      ==========           ==========         ==========
  Stock issued for option to purchase mining claims                   $       --           $       --         $   35,000
                                                                      ==========           ==========         ==========
  Stock issued for royalty agreement buyback - mining claims          $       --           $       --         $  153,800
                                                                      ==========           ==========         ==========
  Stock issued for services and expense reimbursements                $  387,796           $  511,560         $2,025,138
                                                                      ==========           ==========         ==========
  Stock issued for settlement of debt                                 $   19,841           $   54,025         $  303,674
                                                                      ==========           ==========         ==========
  Stock issued for exercise of stock options                          $       --           $       --         $  255,000
                                                                      ==========           ==========         ==========
  Stock issued for investments                                        $  250,000           $       --         $1,950,000
                                                                      ==========           ==========         ==========





     See accompanying notes to the unaudited condensed financial statements.

                            VISION ENERGY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               FROM INCEPTION FEBRUARY 2, 1984 TO JANUARY 31, 2005
                                   (UNAUDITED)


                                                                                        Deficit
                                                                                       Accumulated
                                                 Capital Stock                         During the
                                        ----------------------------      Paid in      Development
                                           Shares           Amount        Capital         Stage           Total
                                        ------------    ------------    ------------   ------------    ------------

Balance at April 30, 2003                 18,178,603    $     18,179    $ 10,940,993   $ (9,802,057)   $  1,157,114

Issuance of stock
services                                     577,935    $        578    $     42,576                   $     43,154
Issuance of stock for debt settlement      1,265,258    $      1,265    $     52,464                   $     53,729
Issuance of stock for accrued
expenses                                   5,824,052    $      5,825    $    462,878                   $    468,703
Net Loss                                                                               $ (2,154,778)   $ (2,154,778)
                                        ------------    ------------    ------------   ------------    ------------
Balance at January 31, 2004               25,845,848    $     25,846    $ 11,498,911   $(11,956,835)       (432,078)
                                        ============    ============    ============   ============    ============

Balance at April 30, 2004                 26,145,848    $     26,145    $ 11,528,612   $(12,086,420)   $   (531,663)
Issuance of stock for accounts and
notes payable and accrued wages            8,070,000    $      8,070    $    369,566                   $    377,636
Issuance of stock for services             3,050,000    $      3,050    $     57,950                   $     61,000
Issuance of stock for cash                 2,100,000    $      2,100    $     34,900                   $     37,000
Issuance of stock for acquisition         10,000,000    $     10,000    $    240,000                   $    250,000
Net Loss                                                                               $   (246,876)   $   (246,876)
                                        ------------    ------------    ------------   ------------    ------------

Balance at January 31, 2005               49,365,848          49,365    $ 12,231,028   $(12,333,296)        (52,903)
                                        ============    ============    ============   ============    ============




     See accompanying notes to the unaudited condensed financial statements.

                            VISION ENERGY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 BASIS OF PRESENTATION
------ ---------------------

       The interim financial statements at January 31, 2005 and for the nine month and three month periods ended January 31, 2005 and 2004 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation. The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended April 30, 2004. The accompanying unaudited interim financial statements for the three month and nine month periods ended January 31, 2005 and 2004, are not necessarily indicative of the results which can be expected for the entire year.

       The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 GOING CONCERN
------ -------------

       The Company's condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss from operations of $246,876, and negative working capital of $302,903, and a stockholders' deficit of $52,903 at January 31, 2005. These matters raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

       Management believes that actions presently taken to expand its future operations and raise capital provide the opportunity for the Company to continue as a going concern.


NOTE 3 SUBSEQUENT EVENTS
------ -----------------

       During February 2005, the Company acquired 100% of Vision Energy Corp. In March 2005 the Company changed its name to Vision Energy Group, Inc. and completed 1/40 reverse stock split shares of its common stock.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties in the forward-looking statements. These forward-looking statements may be impacted, either positively or negatively, by various factors.

Our actual results may differ significantly from the results, expectations and plans discussed. This Report contains "forward looking statements" relating to our company's current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth.

Without limiting the generality of the foregoing, words such as "may", "will", "would", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties which are beyond our company's control. Should one or more of these risks or uncertainties materialize or should our company's underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

General

Management is formulating the basis for acquisitions to complete its previously announced business plan. Additional opportunities have arisen that may allow the Company to expand the scope of business operations and more readily allow it to acquire the capital it requires. No actual operations other than these have been performed and none are anticipated until mid 2005.

Results of Operations

There were no revenues for the three and nine months ended January 31, 2005 or the three and nine months ended January 31, 2004.

General and administrative expenses increased for the three and nine months ended January 31, 2005 compared to the same periods in 2004. These expenses were $118,969 and $251,633 for the three and nine months ended January 31, 2005 and $117,756 and $343,349 for the same periods in 2004, respectively. The increase for the three months ended January 31, 2005 over the same period in 2004 came from an increase in compensation.

For the three and nine months ended January 30, 2005 we recorded a net (loss) (118,969) and $(251,633), respectively. This compares with a net (loss) of $(119,436) and $(2,154,778) during the corresponding prior periods in 2004. The Company is still in the developmental stage and is expected to continue to have losses until operational businesses are introduced during fiscal year 2005.

Liquidity

During the three months ended January 31, 2005, the Company's working capital increased. This was due to proceeds from the issuance of common stock. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the active search for the capital it needs to carry on its planned operations and acquisitions of going concerns. There is no assurance that any planned activities will be successful.

Capital Resources

As a result of its limited liquidity, the Company has limited access to additional capital resources. The Company does not have the capital to totally fund the obligations that have matured to any of its creditors and shareholders.

Though the obtaining of the additional capital is not guaranteed, the management of the Company believes it will be able to obtain the capital required to meet its current obligations and actively pursue its planned business activities through the sale of its registered securities.

Operations

The operations of the Company are currently dormant except for the search for acquisitions and capital. Until the Company obtains the capital required to develop any properties or businesses and obtains the revenues needed from its future operations in order to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs.

Item 3. Controls and Procedures

Based on an evaluation by Mr. Smith, the chief financial officer of the company, conducted as of a date within 90 days of the filing date of this quarterly report, of the effectiveness of the company's disclosure controls and procedures it has been concluded that, as of the evaluation date, (i) there were no significant deficiencies or material weaknesses of the company's disclosure controls and procedures, (ii) there were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and (iii) no corrective actions were required to be taken.

The Company had no revenue during the first three quarters of 2005 and 2004. The Company has been dormant in its operations and is currently pursuing business combinations or the required capital needed to have current operations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

   None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2004, the Company issued 7,720,000 restricted common shares to officers of the corporation for the payment of accrued salaries in the amount of $238,790 and $78,518 in settlement of accounts payable and notes payable.

In November 2004, the Company issued 2,100,000 restricted common shares for $37,000 in cash.

In November 2004, the Company issued 10,000,000 restricted common shares for the acquisition of assets with a value of $250,000.

In December 2004, the Company issued 350,000 restricted common shares for accrued expenses of $60,328.

In December 2004, the Company issued 3,050,000 restricted common shares for services to a director that caused an expense of $61,000.

Item 3. Defaults Upon Senior Securities.

   None

Item 4. Submission of Matters to a Vote of Security Holders.

   None

Item 5. Other information.

   None.

Item 6. Exhibits and reports on Form 8-K.

     (a)   Exhibits.
           ----------

             31.01 President and CFO certification Pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2003
             32.01   President and CFO certification pursuant to section 906

     (b) Reports on From 8-K.
            --------------------
            None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vision Energy Group, Inc.

/s/ Russell L. Smith
-----------------------
BY: Russell L. Smith,
President, Chief Financial Officer and Director

Dated: This 25th day of March 2005