Form 10QSB/A
period 2004-04-30
Vision Energy Group Inc
filed 2005-04-06
CIK 830821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

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
                                 Balance Sheets

                       ASSETS
                                                         October 31,             April 30,
                                                            2004                   2004
                                                        ------------           ------------
                                                         (unaudited)
CURRENT ASSETS:
  Cash                                                  $         --           $         65
                                                        ------------           ------------
     Total Current Assets                                         --                     65

PROPERTY, PLANT & EQUIPMENT, NET                               3,594                  4,194
                                                        ------------           ------------
TOTAL ASSETS                                            $      3,594           $      4,259
                                                        ============           ============

    LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                      $     48,082           $     48,082
  Accrued expenses                                           523,764                391,764
  Current portion of long-term debt                           96,076                 96,076
                                                        ------------           ------------
     Total Current Liabilities                               667,922                535,922

LONG-TERM LIABILITIES
  Notes payable                                               37,500                 37,500
  Notes payable-related party                                 58,576                 58,576
  Less:  current portion of long-term debt                   (96,076)               (96,076)
                                                        ------------           ------------
     Total Long-term Liabilities                                  --                     --

     Total Liabilities                                       667,922                535,922
                                                        ------------           ------------
STOCKHOLDERS' EQUITY/(DEFICIT):
  Preferred stock, Series A, $.001 par value;
   50,000,000 shares authorized; $.001 par
   value, no shares issued and outstanding                        --                     --
  Preferred stock, Series B, $.001 par value;
   50,000,000 shares authorized; $.001 par
   value, no shares issued and outstanding                        --                     --
  Capital stock, $.001 par value; 100,000,000
   shares authorized; 26,145,848 shares issued
   and outstanding                                            26,146                 26,146
  Additional paid-in capital                              11,528,611             11,528,611
  Deficit accumulated during the development
   stage                                                 (12,219,085)           (12,086,420)
                                                        ------------           ------------
     Total Stockholders' Equity/(Deficit)                   (664,328)              (531,663)
                                                        ------------           ------------
   TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY/(DEFICIT)                                     $      3,594           $      4,259
                                                        ============           ============

                              O'Hara Resources LTD.
                          (A Development Stage Company)
                             Statement of Operations
                              (unaudited) Inception

                                                                                         February 2,
                                                                                             1984
                                                                                           Through
                                October 31,                         October 31           October 31,
                       ----------------------------    -----------------------------    ------------
                           2004             2003           2004             2003            2004
                       ------------    ------------    ------------     ------------    ------------
Revenues               $         --    $         --    $         --     $         --    $         --

COST OF SALES                    --              --              --               --              --
                       ------------    ------------    ------------     ------------    ------------
Gross margin                     --              --              --               --              --

EXPENSES:
 Write-off of
  mineral
  properties                     --         131,166              --          155,760       4,466,737
 Depreciation &
  amortization                  300             180             600              450         207,271
 General &
  administrative
  expenses                   66,000         103,926         132,065          240,083       5,903,693
                       ------------    ------------    ------------     ------------    ------------
   Total expenses            66,300         235,272         132,665          396,293      10,577,701
                       ------------    ------------    ------------     ------------    ------------
NET (LOSS) before
other items                 (66,300)       (235,272)       (132,665)        (396,293)    (10,577,701)

OTHER INCOME (EXPENSE)
 Loss on write off
  of investment                  --              --              --       (1,650,000)     (1,650,000)
 Interest income                 --              --              --              159          17,988
 Gain on forgiveness
  of debt                        --              --              --               --         514,300
 Interest expense                --          (1,052)             --           (3,698)       (523,672)
                       ------------    ------------    ------------     ------------    ------------
Total other
income                           --          (1,052)             --       (1,653,539)     (1,641,384)
                       ------------    ------------    ------------     ------------    ------------
NET (LOSS)
BEFORE TAXES                (66,300)       (236,324)       (132,665)      (2,049,832)    (12,219,085)

PROVISIONS FOR
INCOME TAXES                     --              --              --               --              --
                       ------------    ------------    ------------     ------------    ------------
NET INCOME (LOSS)      $    (66,300)   $   (236,324)   $   (132,665)    $ (2,049,832)    (12,219,085)
                       ============    ============    ============     ============    ============
EARNINGS (LOSS)
PER COMMON SHARE       $      (0.00)   $      (0.01)   $      (0.01)    $      (0.11)   $      (3.18)
                       ============    ============    ============     ============    ============
WEIGHTED AVERAGE
SHARES OUTSTANDING       26,145,848      20,390,532      26,145,848       19,289,285       3,843,876

                              O'Hara Resources LTD.
                          A Development Stage Company)
                       Statements of Cash Flows (Unaudited)

                                                                                 From
                                                                                Inception
                                                                               February 2,
                                                                                  1984
                                                For the Six Months Ended        Through
                                              ----------------------------     October 31,
                                                  2004            2003            2004
                                              ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                     $   (132,665)   $   (273,574)   $(12,219,085)
 Adjustments to reconcile net loss
 to net cash used in operating
 activities:

  Write-off of mineral properties,
   fixed assets and investments                         --         164,058       6,103,384
  Stock issued for services
   and expense reimbursements                           --          36,000       1,637,342
  Depreciation and amortization                        600             564         207,271
 Changes in assets and liabilities:
  (Increase) decrease in prepaids                       --          (8,403)             --
  (Increase) decrease in accounts receivable            --             472              --
  Increase (decrease) in accrued expenses          132,000         (23,531)        524,110
  Increase (decrease) in accounts payable               --          23,026          48,081
                                              ------------    ------------    ------------
   Net cash used in operating activities               (65)        (81,388)     (3,698,897)
                                              ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of fixed assets                               --              --      (1,596,480)
 Acquisitions of mineral property interests             --              --      (1,548,942)
 Payments for notes receivable                          --              --         (17,000)
 Purchase of investments                                --              --        (250,408)
                                              ------------    ------------    ------------
   Net cash used in investing activities                --              --      (3,412,830)
                                              ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from notes payable                            --          57,582         222,722
 Principal payments on Long-term debt                   --          (1,148)        (37,834)
 Proceeds from issuance of common stock                 --          25,000       6,926,839
                                              ------------    ------------    ------------
   Net cash used in financing activities                --          81,434       7,111,727
                                              ------------    ------------    ------------
   Net Increase (decrease) in Cash                     (65)             46              --

   CASH AT BEGINNING OF PERIOD                          65             168              --
                                              ------------    ------------    ------------
   CASH AT END OF PERIOD                      $         --    $        214    $         --
                                              ============    ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest                       $         --    $         --    $         --
                                              ============    ============    ============
 Cash paid for income taxes                   $         --    $         --    $         --
                                              ============    ============    ============

                              O'Hara Resources LTD.
                          A Development Stage Company)
                       Statements of Cash Flows (Unaudited)

                                                                                 From
                                                                                Inception
                                                                               February 2,
                                                                                  1984
                                                For the Six Months Ended        Through
                                              ----------------------------     October 31,
                                                  2004            2003            2004
                                              ------------    ------------    ------------
Non-cash activities:
 Stock issued for purchase of mining claims   $         --    $         --    $   975,000
                                              ============    ============    ===========
 Stock issued for option to purchase mining
  claims                                      $         --    $         --    $    35,000
                                              ============    ============    ===========
 Stock issued for royalty agreement
  buyback - mining claims                     $         --    $         --    $   153,800
                                              ============    ============    ===========
 Stock issued for services and expense
  reimbursements                              $         --    $    262,099    $ 1,566,155
                                              ============    ============    ===========
 Stock issued for settlement of debt          $         --    $     45,775    $   283,833
                                              ============    ============    ===========
 Stock issued for exercise of stock options   $         --    $         --    $   255,000
                                              ============    ============    ===========
 Stock issued for investments                 $         --    $         --    $ 1,700,000
                                              ============    ============    ===========

                              O'HARA RESOURCES LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION
------ ---------------------

       The interim financial statements at October 31, 2004 and for the six month and three month periods ended October 31, 2004 and 2003 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation. The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended April 30, 2004. The accompanying unaudited interim financial statements for the three month and six month periods ended October 31, 2004 and 2003, are not necessarily indicative of the results which can be expected for the entire year.

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

NOTE 2 GOING CONCERN
------ -------------

       The Company's condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss from operations of $132,065, and negative working capital of $667,922, and a stockholders' deficit of $664,328 at October 31, 2004. These matters raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

       Management believes that actions presently taken to expand its future operations and raise capital provide the opportunity for the Company to continue as a going concern.

                              O'HARA RESOURCES LTD.
                          (A DEVELOPMENT STAGE COMPANY)

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

In October, 2004, the Company reported that the Company had moved the Company's offices from Reno, Nevada to Las Vegas, Nevada.

Liquidity

During the six months ended October 31, 2004, the Company's working capital increased. This was due to proceeds from the issuance of common stock. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the active search for the capital it needs to carry on its planned operations and acquisitions of going concerns. There is no assurance that any planned activities will be successful.

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

Item 3. Controls and Procedures

Based on an evaluation by Mr. Vrooman, the chief financial officer of the company, conducted as of a date within 90 days of the filing date of this quarterly report, of the effectiveness of the company's disclosure controls and procedures it has been concluded that, as of the evaluation date, (i) there were no significant deficiencies or material weaknesses of the company's disclosure controls and procedures, (ii) there were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and (iii) no corrective actions were required to be taken.

The Company had no revenue during the first two quarters of 2004 and 2003. The Company has been dormant in its operations and is currently pursuing business combinations or the required capital needed to have current operations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2004, the Company issued 7,720,000 restricted common shares to officers of the corporation for the payment of accrued salaries in the amount of $238,790 and $78,518 in settlement 0of accounts payable and notes payable.

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

None

Item 5. Other information.

None.

Item 6. Exhibits and reports on Form 8-K.

        (a)   Exhibits.
              ---------
              31.01    President and CFO certification Pursuant to 18 USC
                       Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2003
              32.01    President and CFO certification pursuant to section 906

        (b)   Reports on From 8-K.
              --------------------
              None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O'Hara Resources Ltd.

/s/ Robert Vrooman
-------------------------------------------------------------
BY: Robert Vrooman, Chairman, CEO and Chief Financial Officer
Dated: This 28th day of January 2005