Form 10KSB/A
period 2004-04-30
Vision Energy Group Inc
filed 2005-04-06
CIK 830821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A

           [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended April 30, 2004

           [ ] TRANSACTION REPORT PURSUANT TO SECTION 14 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transaction period from ____________ to ____________

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

State issuerss.L/F revenues for its most recent fiscal year:    $-0-

The aggregate market value on April 30, 2004, of the voting and non-voting common equity held by non affiliates computed by reference to the price of which the common equity was sold, or the average bid and asked price of such common equity was $520,917.00.

As at April 30, 2004 the aggregate market value of the voting stock held by non-affiliates is undeterminable and is considered to be -0-.

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

ITEM 1 - DESCRIPTION OF BUSINESS

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

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED MATTERS.

The principal market on which the Company's shares of common stock are traded is the NQB Pink Sheets under the symbol OHRL.

High and low sale prices of Company's common stock on the Pink Sheets for each period during the past two years are as follows:

2004 Market Price                               High                   Low
-----------------                               -----                  ---
First Quarter                                   0.045                 0.02

2003 Market Price
-----------------
First Quarter                                    0.05                 0.02
Second Quarter                                   0.05                 0.02
Third Quarter                                    0.05                 0.02
Fourth Quarter                                   0.05                 0.02

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION RESULTS OF OPERATIONS

Plan of Operation

Since inception, our operations have been limited to locating and purchasing or developing mining or other natural resource operations and raising needed capital.

The Company intends to seek additional operations and technology related to any natural resource development or sales organization. Additionally, the Company plans to raise funds from the sale of assets recently acquired in the acquisition of Vision Energy Group, Inc. other assets acquired should provide the Company with collateral for loans and the ability to generate revenue in the current year. Each project acquired carries its own innate ability to be financed

Occurences

In July, 2003 Walter Martin resigned as both an officer and director of the Company. Mr. O. Robert Meredith was thereafter appointed to be a director of the Company.

In November, 2003, Mr. William L. Thomas resigned as both an officer and director of the Company.

In November of 2003, the Company entered into a Stock Purchase Agreement pursuant to which the Company agreed to acquire GlobalLink Technologies Ltd.
(GLT). In conjunction with the Company's acquisition of GLT and in furtherance of the acquisition, GLT represented to the Company that GLT was operating in the telecommunications industry in Mexico. The Company subsequently discovered that GLT's representations regarding its operating position in the Mexican telecommunications market had been overstated as had GLT's ability to generate income in the Mexican telecommunications market. In early 2004, the Company elected to unwind, cancel and rescind its acquisition of GLT. All stock tendered by the Company pursuant to the aforementioned Stock Purchase Agreement has since been voluntarily returned to the Company. No accounting for the issuance or cancellation of stock certificates was recorded as all events occurred in the same accounting year.

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

The Company currently has no employees other than its officers. It is expected that the majority of subsidiary employees will be outsourced.

Results of Operations.

For the years ended April 30, 2004 and 2003, we had net losses of $2,284,363 and $741,735, respectively. We received no revenues. Operating expenses for the years ended April 30, 2004 and 2003 were $516,397 and $704,114. Operating expenses consisted of depreciation and amortization of $25,223 and $1,056 for the years with general and administrative expenses of $491,174 and $703,058. We had interest expense of $6,312 and $217,676 per year, respectively. We also had a loss from the write-off of an investment of 1,650,000 in the year ended April 30, 2004.

Liquidity and Capital Resources

The Company requires substantial capital in order to meet our ongoing corporate obligations and in order to continue and expand its current and strategic business plans. Our working capital has been obtained through loans from officers, directors or certain interested parties. Other capital was received from the private placement of securities. The Company continues to expect that these sources are available for all immediate capital needs but is actively soliciting additional capital to make acquisitions and then to grow the acquired assets. The Company must rely on its prior associations for its funding for the next twelve months unless a new funding source is forthcoming.

On a long-term basis, liquidity is dependent on establishment of operations and receipt of revenues, additional infusions of capital and debt financing.

Critical Accounting Policies

For revenue recognition policies, see NOTE 1 Revenue Recognition and Deferred Revenue. Our equipment does not consist of long lived assets that would require impairment. We remove any asset that is obsolete or is inoperable at the time either contingency becomes known. Our other significant accounting policies are defined beginning with NOTE 1 to the financial statements.

Audit Committee, Financial Experts and Board of Directors Independence

The Company has not created an audit committee with independent members. The audit committee is the current members of the Board of Directors, one of whose members, Robert Vrooman qualifies as a "financial expert " as required through their previous responsibilities for preparing or being responsible the preparation of public company filings as either the President or Chief Financial Officer of other reporting public companies. The lack of operations and constraints on available capital to hire such financial experts or to pay for the expenses of independent audit committee members are the primary reasons for the lack of independent members. The same can be said of the lack of independent members on the Board of Directors as no capital is available for Directors and Officers liability policies or to pay their expenses to attend meetings. Should the Company begin trading or choose to become listed on an exchange after funding we will adhere to the policies required for inclusion.

Research and Development

The Vision Energy Group subsidiary will continue its design of it s Let down Energy Recovery System, its Organic Rankin Cycle heat recovery system and the landfill gas to Liquid Natural Gas system. Negotiations are ongoing with various potential users to assist in the funding and the building of pilot projects.

ITEM 7 - FINANCIAL STATEMENTS

                             O'HARA RESOURCES, LTD.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS


INDEPENDENT AUDITOR'S REPORT                                                8

FINANCIAL STATEMENTS

         Balance Sheet                                                      9

         Statement of Operations                                           10

         Statement of Stockholders' Equity                                 11

         Statement of Cash Flows                                           12

         Notes to Financial Statements                                     13

Independent Auditor's Report
----------------------------

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

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah 84010
December 22, 2004

                         O'HARA RESOURCES LTD.
                     (A Development Stage Company)
                             Balance Sheets

                                 ASSETS

                                                                    April 30,          April 30,
                                                                       2004               2003
                                                                   ------------      ------------
CURRENT ASSETS:
Cash                                                               $         65      $      1,509
Prepaid Expenses                                                             --             5,662
                                                                   ------------      ------------
                          Total Current Assets                               65             7,171
                                                                   ------------      ------------
PROPERTY, PLANT & EQUIPMENT, NET                                          4,194             4,824
                                                                   ------------      ------------
                              OTHER ASSETS
Mining Claims                                                                --           125,000
Royalty agreement buyback - mining claims                                    --            30,760
Investments                                                                  --         1,650,000
                                                                   ------------      ------------
                           Total Other Assets                                --         1,805,760
                                                                   ------------      ------------
TOTAL ASSETS                                                       $      4,259      $  1,817,755
                                                                   ============      ============


             LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

                          CURRENT LIABILITIES:
Accounts payable                                                   $     48,082      $     53,989
Accrued expenses                                                        391,764           497,340
Current portion of long-term debt                                        96,076           109,312
                       Total Current Liabilities                        535,922           660,641
                                                                   ------------      ------------

                         LONG-TERM LIABILITIES
Notes payable                                                            37,500            25,000
Notes payable-related party                                              58,576            84,312
Less:  current portion of long-term debt                                (96,076)         (109,312)
                      Total Long-term Liabilities                            --                --
                                                                   ------------      ------------
                      Total Liabilities                                 535,922           660,641
                                                                   ------------      ------------
                    STOCKHOLDERS' EQUITY/(DEFICIT):
Preferred stock, Series A, $.001 par value; 50,000,000 shares authorized; $.001 par value,
no shares issued and outstanding                                             --                --
Preferred stock, Series B, $.001 par value; 50,000,000 shares authorized; $.001 par value,
no shares issued and outstanding                                             --                --
Capital stock, $.001 par value; 100,000,000 shares authorized;
26,045,848 and 18,178,603 shares
issued and outstanding                                                   26,146            18,179
Additional paid-in capital                                           11,528,611        10,940,993
Deficit accumulated during the development stage                    (12,086,420)       (9,802,057)
                                                                   ------------      ------------
                  Total Stockholders' Equity/(Deficit)                 (531,663)        1,157,114
                                                                   ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)               $      4,259      $  1,817,755
                                                                   ============      ============

                              O'HARA RESOURCES LTD.
                          (A Development Stage Company)
                             Statement of Operations

                                                                                       From Inception
                                                              Year Ended                 (February 2,
                                                    ------------------------------         Through
                                                      April 30,         April 30,         April 30,
                                                        2004              2003              2004
                                                    ------------      ------------     --------------
SALES, Net of Returns, Allowances and Discounts     $         --      $         --      $         --

COST OF SALES                                                 --                --                --
                                                    ------------      ------------      ------------

Gross margin                                                  --                --                --
                                                    ------------      ------------      ------------

                              EXPENSES:
Write-off of mineral properties                          131,166           315,020         4,466,737
Depreciation and amortization                             25,223             1,056           206,671
General and administrative expenses                      491,174           703,058         5,771,628
                                                    ------------      ------------      ------------

                 Total expenses                          647,563         1,019,134        10,445,036
                                                    ------------      ------------      ------------

NET (LOSS) before other items                           (647,563)       (1,019,134)      (10,445,036)

                        OTHER INCOME (EXPENSE)
Interest income                                              159               129            17,988
Gain on forgiveness of debt                               19,353           494,947           514,300
Interest expense                                          (6,312)         (217,676)         (523,672)
 Loss on write off of investment                      (1,650,000)               --        (1,650,000)
                                                    ------------      ------------      ------------

                          Total other income          (1,636,800)          277,400        (1,641,384)
                                                    ------------      ------------      ------------

NET (LOSS) BEFORE TAXES                               (2,284,363)         (741,735)      (12,086,420)

PROVISIONS FOR INCOME TAXES                                   --                --                --
                                                    ------------      ------------      ------------

                          NET (LOSS)                $ (2,284,363)     $   (741,735)     $(12,086,420)

EARNINGS (LOSS) PER COMMON SHARE                    $      (0.10)     $      (0.05)     $      (3.56)

WEIGHTED AVERAGE SHARES OUTSTANDING                   21,989,278        15,956,294         3,394,590


                              O'HARA RESOURCES, LTD
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
              From Inception on February 2, 1984 To April 30, 2004

                                                                                                     Deficit
                                                                                                   Accumulated
                                                          Capital Stock            Additional      During the
                                                   ---------------------------      Paid-in        Development
                                                     Shares            Amount       Capital           Stage                Total
                                                   ---------          -------     -----------      ------------         -----------
Balance-April 30, 1990                              2,119,362         $ 2,119     $ 6,610,615       $(3,383,839)        $ 3,228,895

Stock issued for purchase of mineral property         560,000             560         349,440                --             350,000
Stock issued for exercise of stock options            150,000             150         254,850                --             255,000
Stock issued for settlement of debt                   222,568             223         138,882                --             139,105
Stock issued for services                           1,170,846           1,171          10,537                --              11,708


Net loss from May 1, 1990 through April 30, 1997           --              --              --        (4,009,708)         (4,009,708)
Stock issued for option to purchase mining claim        5,000               5           2,495                --               2,500
Stock issued for buyback of
  royalty agreement -claims                            61,520              62         153,738                --             153,800
Stock issued to escrow for buyback of
  royalty agreement                                   100,000             100            (100)               --                  --

Net loss for the year ended April 30, 2001                 --              --              --          (497,327)           (497,327)

Balance-April 30, 2001                              5,516,946           5,517       8,583,154        (7,890,874)            697,797

Stock issued for services and
  expense reimbursements                            5,677,408           5,677         292,814                --             298,491
Stock issued for extension of
  Option agreement                                      5,000               5             995                --               1,000
Stock issued for investments                        1,800,000           1,800       1,648,200                --           1,650,000
Stock issued for cash                                 210,000             210         149,790                --             150,000
Stock split rounding shares                                 4              --              --                --                  --
Options issued to employees                                --              --          14,600                --              14,600

Net loss for the year ended April 30, 2002                 --              --              --        (1,169,449)         (1,169,449)

Balance-April 30, 2002                             13,209,358          13,209      10,689,553        (9,060,323)          1,642,440

Shares issued as a loan incentive                     420,000             420          12,680                --              13,100
Shares issued for services and expenses               400,000             400          15,600                --              16,000
Shares issued for cash                                750,000             750          24,250                --              25,000
Cancellation of shares issued for services          (350,000)           (350)         (13,650)               --             (14,000)
Shares issued in lieu of wages                      2,149,500           2,150          62,335                --              64,485
Shares issued  for payables                         3,099,745           3,100         282,925                --             286,025
Cancellation of shares issued for investments      (1,500,000)         (1,500)       (148,500)               --            (150,000)
Options issued to employees                                --              --          15,800                --              15,800

Net loss for the year ended April 30, 2003                 --              --              --          (741,734)           (741,734)

Balance-April 30, 2003                             18,178,603          18,179      10,940,993        (9,802,057)          1,157,115

Stock issued to settle notes payable
  and accrued interest                              1,295,698           1,296          55,476                --              56,772
Stock issued to settle accrued expenses             5,763,652           5,764         458,590                --             464,354
Stock issued for services                             847,495             847          69,263                --              70,110
Stock issued to settle accounts payable                60,400              60           4,289                --               4,349

Net loss for the year ended April 30, 2004                 --              --              --        (2,284,363)         (2,284,363)


Balance-April 30, 2004                             26,045,848         $26,146     $11,528,611      $(12,086,420)        $  (531,663)

                             O'HARA RESOURCES, LTD.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                From Inception
                                                                           Year Ended         (February 2, 1984)
                                                                   -------------------------        Through
                                                                    April 30,      April 30,      April 30,
                                                                      2004            2003           2004
                                                                   ----------      ---------     ------------
           CASH FLOWS FROM OPERATING ACTIVITIES:
                           Net loss                                $       --      $(741,735)    $(12,086,420)
Adjustments to reconcile net loss to net cash
  used in operating activities:

Write-off of mineral properties,
  fixed assets and investments                                      1,767,813        315,020        6,103,384
Stock issued for services and expense reimbursements                  538,516        366,937        1,637,342
Depreciation and amortization                                          25,223          1,056          206,671
Changes in assets and liabilities:
(Increase) decrease in accounts receivable                                 --            472               --
Increase (decrease) in accrued expenses                              (105,230)        (2,563)         392,110
(Increase) decrease  in pre-paid                                        5,662        (5,662)               --
Increase (decrease) in accounts payable                                (5,907)           330           48,081
                                                                   ----------      ---------     ------------

Net cash used in operating activities                                 (58,286)       (66,145)      (3,698,832)
                                                                   ----------      ---------     ------------

           CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets                                                   --             --       (1,596,480)
Acquisitions of mineral property interests                                 --             --       (1,548,942)
Payments for notes receivable                                              --             --          (17,000)
Purchase of investments                                                    --             --         (250,408)
                                                                   ----------      ---------     ------------

Net cash used in investing activities                                      --             --       (3,412,830)
                                                                   ----------      ---------     ------------

           CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable                                            57,457         79,705          222,722
Principal payments on Long-term debt                                     (615)       (37,219)         (37,834)
Issuance of common stock                                                   --         25,000        6,926,839
                                                                   ----------      ---------     ------------
Net cash used in financing activities                                  56,842         67,486        7,111,727
                                                                   ----------      ---------     ------------
Net Increase (decrease) in Cash                                        (1,444)         1,341               65
CASH AT BEGINNING PERIOD                                                1,509            168               --
                                                                   ----------      ---------     ------------
CASH AT END OF PERIOD                                              $       65      $   1,509     $         65
                                                                   ==========      =========     ============
           SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                             $       --      $      --     $         --
Cash paid for income taxes                                         $       --      $      --     $         --
Non-cash activities:
Stock issued for purchase of mining claims                         $       --      $      --     $    975,000
Stock issued for option to purchase mining claims                  $       --      $      --     $     35,000
Stock issued for royalty agreement buyback - mining claims         $       --      $      --     $    153,800
Stock issued for services and expense reimbursements               $  539,157      $ 367,409     $  1,566,155
Stock issued for settlement of debt                                $   56,725      $  20,000     $    283,833
Stock issued for exercise of stock options                         $       --      $      --     $    255,000
Stock issued for investments                                       $       --      $      --     $  1,700,000

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

         Property, Plant & Equipment - Property, plant and equipment are carried at cost. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets. The Company has adopted Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment of Ling-Lived Assets and for Long-Lived Assets to be Disposed of"("SFAS No. 144"). As provided by SFAS No. 144, when indicators of impairments of long-lived assets are discovered and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount, the Company recognizes an impairment loss. During the years ended April 30, 2004 and 2003, impairment losses of $131,166 and $315,020, respectively, have been recorded, due to impairment of the mining claims.

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

         Amounts for deferred tax assets are as follows:

                                            April 30,           April 30,
                                              2004                2003
                                            ---------           ---------
         Deferred tax asset,
           net of valuation allowances
           as per below:                    $      --           $      --
                                            ==========          =========

                              O'HARA RESOURCES LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES (CONTINUED)

         The following temporary differences gave rise to the deferred tax asset at April 30, 2004 and 2003.

                                                                                        April 30,        April 30,
                                                                                          2004              2003
                                                                                      -----------       -----------
         Tax benefit of net operating loss carry forward.                             $ 2,411,645       $ 1,960,000
         Valuation allowance of net operating loss carry-forward in
              future years.                                                            (2,411,645)       (1,960,000)
                                                                                      -----------       -----------

         Because the Company has not generated taxable income since its inception, no provision for income taxes has been made. The net operating losses carried forward have began to expire, and may be limited in deductibility due to ownership changes.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following at April 30, 2004 and 2003:

                                                                                          2004              2003
                                                                                      -----------       -----------
         Furniture and equipment                                                      $     6,661       $     6,661
         Less: Accumulated depreciation                                                    (2,467)           (1,837)
                                                                                      -----------       -----------
                  Net Property, plant and equipment                                   $     4,194       $     4,824
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

NOTE 9 - LONG-TERM LIABILITIES

         Long-term liabilities are detailed as follows as of April 30, 2004 and 2003:

                                                                           2004       2003
                                                                          -------   -------
         Note payable to an officer, due in monthly payments of $1,558, which includes $558.33 in cash and 20,000 shares of
              common stock valued at $.05 per share, including interest
              at 10%.  The note matured on January 31, 2002               $    --   $ 8,250

         Notes payable to various officers and shareholders, bears
              interest at 10%, due in fiscal 2004, past due                26,619    42,686

         Note payable to a shareholder, monthly installments due of
              $416, bears interest at 10%                                      --    33,375

         Notes payable to various officers and shareholders, payable on
              demand, and non-interest bearing                             31,957        --
                                                                          -------   -------

                  Total Notes Payable - Related Party                     $58,576   $84,312
                                                                          =======   =======

                              O'HARA RESOURCES LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 9 -  LONG-TERM LIABILITIES (continued)

                                                                      2004         2003
                                                                   ---------    ---------
          Notes payable:

          Note payable to a Corporation, due on demand and
              non-interest bearing                                 $  12,500    $  25,000

          Note payable to an individual, principal and interest
              due at maturity, bears interest at 12%, matured on
              January 13, 2004, past due                              25,000           --
                                                                   ---------    ---------

                  Total Notes Payable                                 37,500       25,000
                  Total Long-Term Liabilities                         96,076      109,812
                                                                   ---------    ---------

                  Less: Current Portion - Related Party              (58,576)     (84,312)
                  Less: Current Portion                              (37,500)     (25,000)
                                                                   ---------    ---------
                  Total Current Portion                              (96,076)    (109,312)
                                                                   ---------    ---------

                  Total Long-Term Liabilities                      $      --    $      --
                                                                   =========    =========

NOTE 10 - EARNINGS (LOSS) PER SHARE

                                                    Income (loss)     Shares      Per-Share
                                                     (Numerator)   (Denominator)   Amount
                                                    -------------  -------------  ---------
          For the year ended April 30, 2004:
              Basic EPS
              Income (loss) to common shareholders   $(2,284,363)    21,989,278   $  (0.10)
                                                     ===========    ===========   ========
          For the year ended April 30, 2003:
              Basic EPS
              Income (loss) to common shareholders   $  (741,735)    15,956,294   $   (.05)
                                                     ===========    ===========   ========

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

                              O'HARA RESOURCES LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 11 - RELATED PARTY TRANSACTION (CONTINUED)

          The Company issued 4,942,700 shares of its common stock to officers and directors for services and expense reimbursements valued at $148,281 during the years ended April 30, 2003.

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

ITEM 8A - CONTROLS AND PROCEDURES

Based upon the Evaluation of Disclosure controls and procedures as of April 30, 2004 the evaluation date, the Company's Chief Executive Officer indicates that controls and procedures of the Registrant designed to ensure that information required to be disclosed by it in this report filed pursuant to the Securities Exchange Act of 1934 as amended, are in place.


ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(c) OF THE EXCHANGE ACT.

The directors, executive officers of the Company are as follows:

         NAME                 AGE   POSITION WITH COMPANY
         ----                 ---   ----------------------------------------
         Robert Vrooman       47    President, Chairman, General Counsel and
                                    Secretary, September 2000 - present
         Gerry Weiner         71    Director, September 2000 - present
         O. Robert Meredith   65    Director, July 2003 - present

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

Name of the Directors, officers or beneficial owners of more than 10% of Company's common stock filed on a timely basis reports required by Section 16(a) during 2004 or prior years.

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

Name and Address              Amount and Nature                       Percentage
of Beneficial Owner           of Beneficial Owner                      of Class
-------------------           -------------------                     ----------

Robert Vrooman                4,920,500 shares Officer and Director      18.9%
927 Pacific Court
Walnut Creek, CA 94598

William L. Thomas             2,176,300 shares Officer and Director       8.4%
4690 Somerville Way
Reno, NV 89509

Anderson Family 1994 Trust    2,770,263 shares investor group            10.6%
6527 Giant Oak
North Las Vegas, NV 89084

(1) Percentage and number of shares is based in the shares outstanding on April 30, 2004 and does not take into consideration any subsequent issuance of shares or action which may effect the number of outstanding shares of the Company.

(b) The securities of the Company beneficially owned by all officers and directors of the Company as a group, as of April 30, 2004.

Title             Name and Address          Amount and Nature        Percentage
of Class          of Beneficial Owner       of Beneficial Owner       of Class
--------          -------------------       -------------------      ----------

Common Stock      Robert Vrooman                  4,920,500             18.9%
$.001 par value   925 Pacific Court
                  Walnut Creek, CA 94598

                  Gerry Weiner                       50,000            0.002%
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

The fourth 8-K is dated April 12, 2004. Pursuant to it, the Company reported an error in the 8-K dated March 18, 2004 and the 8-K dated March 31, 2004 by which the Company had erroneously reported shares of outstanding stock in the amount of 23,828,709. Per the April 12, 2004 8-K, the Company reported that the correct number was 26,045,848.

31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Robert Vrooman
--------------------------------
Robert Vrooman, Chairman and CEO                                January __, 2005