Form 10QSB/A
period 2005-01-31
Vision Energy Group Inc
filed 2005-04-27
CIK 830821

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      January 31, 2005
                                    ----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

                       Commission File Number: 88-1485907

                            VISION ENERGY GROUP, INC.
                            -------------------------
      (Exact name of the small business issuer as specified in its charter)

         NEVADA                                      88-0485907
         ------                                      ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

            4333 Admiralty Way, Suite 100P, Marina Del Rey, CA 90292
            --------------------------------------------------------
                    (Address of principal executive offices)

                                  310-821-2244
                                  ------------
                           (Issuer's telephone number)

          O'Hara Resources, LTD, 3950 E Sunset Rd., Las Vegas, NV 89102
          -------------------------------------------------------------
                        (Former name and former address)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The total number of shares of the Company's Common Stock , $.001 par value, outstanding on May 25, 2005 was 10,869,973.

    Transitional Small Business Disclosure Format (Check one)  Yes __  No _X_

PART 1  FINANCIAL INFORMATION

Item 1: Financial Statements

                            VISION ENERGY GROUP, INC.

                                TABLE OF CONTENTS
                                -----------------

PAGE(S)     3      ITEM 1. FINANACIAL STATEMENTS
PAGE(S)     4      CONDENSED BALANCE SHEET AS OF JANUARY 31, 2005 (UNAUDITED)
PAGE(S)     5      CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND
                   NINE MONTHS ENDED JANUARY 31, 2005 AND 2004 (UNAUDITED)
PAGE(S)    6-7     CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
                   ENDED JANUARY 31, 2005 AND 2004 (UNAUDITED)
PAGE(S)     8      STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE
                   NINE MONTHS ENDED JANUARY 31, 2005 AND 2004 (UNAUDITED)
PAGE(S)     9      NOTES TO CONDENSED FINANCIAL STATEMENTS AS OF
                   JANUARY 31, 2005 (UNAUDITED)
PAGE(S)   10-11    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                   PLAN OF OPERATION
PAGE(S)    11      ITEM 3. CONTROLS AND PROCEDURES
PAGE(S)    12      PART II- OTHER INFORMATION
PAGE(S)    12      ITEM 1. LEGAL PROCEEDINGS
PAGE(S)    12      ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND
                   USE OF PROCEEDS
PAGE(S)    12      ITEM 3. DEFAULTS UPON SENIOR SECURITIES
PAGE(S)    12      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PAGE(S)    12      ITEM 5. OTHER INFORMATION
PAGE(S)   12-13    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                        (a) Exhibits
PAGE(S)   14-17    CERTIFICATION

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

                            VISION ENERGY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                            For the        For the         For the           For the        Inception
                                             Three          Three            Nine              Nine        February 2,
                                             Months         Months          Months            Months         1984
                                             Ended          Ended           Ended             Ended         Through
                                            January        January         January           January        January
                                            31, 2005       31, 2004        31, 2005          31, 2004       31, 2005
                                            --------        --------       --------       -----------     ------------

NET SALES                                  $        --    $         --    $         --    $         --    $         --

COST OF SALES                                       --              --              --              --              --
                                           -----------    ------------    ------------    ------------    ------------

GROSS MARGIN                                        --              --              --              --              --
                                           -----------    ------------    ------------    ------------    ------------

EXPENSES
   Write -off of mineral properties                 --              --              --         155,760       4,466,737
   Depreciation and amortization                    --             180             600             630         207,271
   General and administrative expenses         118,969         117,756         251,033         343,349       6,022,661
                                           -----------    ------------    ------------    ------------    ------------

            Total expenses                     118,969         117,936         251,633         499,739      10,696,669
                                           -----------    ------------    ------------    ------------    ------------

Net loss from operations                      (118,969)       (117,936)       (251,633)       (499,739)    (10,696,669)
                                           -----------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
   Loss on disposal of assets                   (3,594)             --          (3,594)             --          (3,594)
   Loss on write off of investment                  --              --              --      (1,650,000)     (1,650,000)
   Interest expense                                 --          (1,500)             --          (5,198)       (523,672)
   Interest income                                  --              --              --             159          17,988
   Gain on forgiveness of debt                   8,351              --           8,351              --         522,651
                                           -----------    ------------    ------------    ------------    ------------

           Total other income (expense)          4,757          (1,500)          4,757      (1,655,039)     (1,636,627)
                                           -----------    ------------    ------------    ------------    ------------

NET LOSS BEFORE INCOME TAXES                  (114,212)       (119,436)       (246,876)     (2,154,778)    (12,333,296)

PROVISION FOR INCOME TAXES                          --              --              --              --              --
                                           -----------    ------------    ------------    ------------    ------------

NET INCOME (LOSS)                          $  (114,212)   $   (119,436)   $   (246,876)   $ (2,154,778)   $(12,333,296)
                                           -----------    ------------    ------------    ------------    ------------
BASIC AND DILUTED
LOSS PER SHARE                             $     (0.00)   $      (0.01)   $      (0.01)   $      (0.10)   $      (2.91)
                                           -----------    ------------    ------------    ------------    ------------

WEIGHTED AVERAGE SHARES OUTSTANDING         48,227,227      23,326,030      33,506,308      20,634,866       4,241,329
                                            ==========    ============    ============    ============    ============

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

                            VISION ENERGY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                For the       For the
                                                                  Nine          Nine
                                                                 Months        Months         Inception
                                                                 Ended          Ended          Through
                                                               January 31,    January 31,    January 31,
                                                                 2005           2004           2005
                                                               -----------    -----------    -----------

SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash Paid for Interest                                       $      --       $     --      $       --
                                                               =========       ========      ==========

  Cash Paid for Income Taxes                                   $      --       $     --      $       --
                                                               =========       ========      ==========

Non-cash activities:
  Stock issued for purchase of mining claims                   $      --       $     --      $  975,000
                                                               =========       ========      ==========
  Stock issued for option to purchase mining claims            $      --       $     --      $   35,000
                                                               =========       ========      ==========
  Stock issued for royalty agreement buyback - mining claims   $      --       $     --      $  153,800
                                                               =========       ========      ==========
  Stock issued for services and expense reimbursements         $ 387,796       $511,560      $2,025,138
                                                               =========       ========      ==========
  Stock issued for settlement of debt                          $  19,841       $ 54,025      $  303,674
                                                               =========       ========      ==========
  Stock issued for exercise of stock options                   $      --       $     --      $  255,000
                                                               =========       ========      ==========
  Stock issued for investments                                 $ 250,000       $     --      $1,950,000
                                                               =========       ========      ==========

     See accompanying notes to the unaudited condensed financial statements.

                            VISION ENERGY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               FROM INCEPTION FEBRUARY 2, 1984 TO JANUARY 31, 2005
                                   (UNAUDITED)


                                                                                         Deficit
                                                                                       Accumulated
                                               Capital Stock                            During the
                                               -------------               Paid in     Development
                                           Shares          Amount          Capital        Stage            Total
                                        ------------    ------------    ------------   ------------    ------------

Balance at April 30, 2003                 18,178,603    $     18,179    $ 10,940,993   $ (9,802,057)   $  1,157,114

Issuance of stock

services                                     577,935    $        578    $     42,576             --    $     43,154
Issuance of stock for debt settlement      1,265,258    $      1,265    $     52,464             --    $     53,729
Issuance of stock for accrued
expenses                                   5,824,052    $      5,825    $    462,878             --    $    468,703
Net Loss                                          --              --              --   $ (2,154,778)   $ (2,154,778)
                                        ------------    ------------    ------------   ------------    ------------

Balance at January 31, 2004               25,845,848    $     25,846    $ 11,498,911   $(11,956,835)   $   (432,078)
                                        ============    ============    ============   ============    ============


Balance at April 30, 2004                 26,145,848    $     26,145    $ 11,528,612   $(12,086,420)   $   (531,663)
Issuance of stock for accounts and
notes payable and accrued wages            8,070,000    $      8,070              --   $    369,566    $    377,636
Issuance of stock for services             3,050,000    $      3,050              --   $     57,950    $     61,000
Issuance of stock for cash                 2,100,000    $      2,100              --   $     34,900    $     37,000
Issuance of stock for acquisition         10,000,000    $     10,000              --   $    240,000    $    250,000
Net Loss                                          --              --              --   $   (246,876)   $   (246,876)
                                        ------------    ------------    ------------   ------------    ------------


Balance at January 31, 2005               49,365,848    $     49,365    $ 12,231,028   $(12,333,296)   $    (52,903)
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

Item 3. Controls and Procedures

Based on an evaluation by Mr. Smith, the chief financial officer of the company, conducted as of the end of the period covered by this report, of the effectiveness of the company's disclosure controls and procedures it has been concluded that, as of the evaluation date, (i) the company's disclosure controls and procedures are effective and there were no deficiencies or material weaknesses of the company's disclosure controls and procedures, (ii) there were no changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and (iii) no corrective actions were required to be taken.

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

Vision Energy Group, Inc.

/s/ Russell L. Smith
-----------------------
BY: Russell L. Smith, President, Chief Financial Officer and Director
Dated: This 18th day of April 2005