Form 10KSB
period 2005-04-30
Vision Energy Group Inc
filed 2006-01-03
CIK 830821

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

                    For the fiscal year ended April 30, 2005
                                              --------------

[ ] TRANSIT5ION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-16602
                                                -------

                            VISION ENERGY GROUP, INC.
                            -------------------------

                Nevada                                            88-0485907
----------------------------------------                     -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

 4333 Admiralty Way, Marina Del Rey, CA                              90292
----------------------------------------                     -------------------
(Address of principal executive offices)                           (Zip Code)

Issuer's telephone number   (310)821-2244
                            -------------

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

     Check whether (1)the issuer filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment on this Form 10-KSB. [ ]

     Indicate by check mark whether the registrant is a shall company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     State issuer's revenues for its most recent fiscal year.      $ 0
                                                                   ---

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $6,465,360

     State the number of shares outstanding of each of the classes of common equity, as of the last practicable date.

     10,869,986 common shares, par value $.001 outstanding  at December 7, 2005.
     ---------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents previously filed by our company with the Commission are incorporated by reference in this Report:

Form 10-KSB/A for the year ended April 30, 2004
Form 10-QSB for the quarter ended July 31, 2004
Form 10-QSB for the quarter ended October 31, 2004
Form 10-QSB for the quarter ended January 31, 2005
Form 8-K filed March 29, 2005
Form 8-K filed March 1, 2005
Form 8-K filed February 16, 2005
Form 8-K filed October 6, 2004
Form 8-K filed September 10, 2004
Form 8-K filed May 14, 2004

Transitional Small Business Disclosure Format (check one) Yes [ ]   NO [X]

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

None

Transitional small Business Disclosure Format (check one):

Yes [ ] No [X]

CAVEAT PERTAINING TO FORWARD LOOKING STATEMENTS AND CONTEXT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain of the statements contained herein, which are not historical facts, are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties. These forward looking statements may be impacted, either positively or negatively, by various factors. Information concerning potential factors that could affect our company is detailed from time to time in our company's reports filed with the Commission. This Report contains "forward looking statements" relating to our company's current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth. For this purpose, any statements contained in this Report or the Form 10-KSB, Forms 10-QSB, Forms 8-K, and the Information Statement referred to herein that are not statements of historical fact are forward- looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "would", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable to are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, which are beyond our company's control. Should one or more of these risks or uncertainties materialize or should our company's underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

ITEM 1 - DESCRIPTION OF BUSINESS

HISTORY AND ORGANIZATION

         Vision Energy Group, Inc. (Formerly O'Hara Resources Ltd.) (the Company), a development stage company, was organized on February 2, 1984 as a British Columbia Corporation. The Company was merged into a Nevada corporation on October 26, 1990. On November 10, 1990, the Company filed a Form 20-F, whereby it registered itself with the Securities and Exchange Commission.

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

         On February 6, 2005, the Company completed a share exchange agreement whereby O'Hara Resources, Ltd. issued 9,638,000 post-split shares of its common stock in exchange for all of the outstanding common stock of Vision Energy Corporation on a 1-for-1 basis. Immediately prior to the share exchange, O'Hara Resources, Ltd. had 1,231,986 post-split shares of common stock issued and outstanding. The share exchange agreement was accounted for as a recapitalization of Vision Energy Corporation because the shareholders of Vision Energy Corporation controlled the Company immediately after the acquisition. Therefore, Vision Energy Corporation is treated as the acquiring entity. Accordingly, there was no adjustment to the carrying value of the assets or liabilities of Vision Energy Corporation. O'Hara Resources, Ltd. is the acquiring entity for legal purposes and Vision Energy Corporation is the surviving entity for accounting purposes. In conjunction with the share exchange agreement, the shareholders of the Company authorized a reverse stock split of 1-for-40. All references to shares of common stock have been retroactively restated. After completion of the share exchange agreement, O'Hara Resources, Ltd. changed its name to Vision Energy Group, Inc.

         Vision Energy Corporation was organized on April 12, 2002 as a Nevada Corporation. All financial history prior to the merger with O'Hara Resources on February 6, 2005 in these financial statements, is that of Vision Energy Corporation. A reverse merger adjustment was made at February 6, and all history post merger is a consolidation of the two companies.

ITEM 2 - DESCRIPTION of PROPERTIES. The Company has no properties at this time.

ITEM 3 - LEGAL PROCEEDINGS. None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED MATTERS.

The principal market on which the Company's shares of common stock are traded is the NQB Pink Sheets under the symbol VNGP.

High and low sale prices of Company's common stock on the Pink Sheets for each period during the past two years as adjusted for a 1:40 reverse split are as follows:

2005 Market Price                                High                 Low
-----------------                                ----                 ---
First Quarter                                    1.80                 0.80
Second Quarter                                   1.80                 0.80
Third Quarter                                    0.80                 0.40
Fourth Quarter                                   2.26                 0.40

2004 Market Price
-----------------
First Quarter                                    2.00                 0.80
Second Quarter                                   2.00                 0.80
Third Quarter                                    2.00                 0.80
Fourth Quarter                                   2.00                 0.80

The approximate number of shareholders of the Company's common stock as of April 30, 2005 was seven hundred twenty (720).

No cash dividends were declared during the fiscal years ending April 30, 2004 and April 30, 2005.

In February 2005, the Company issued shares of common stock for the purchase of Vision Energy Corp. valued at $115,713.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION RESULTS OF OPERATIONS

Plan of Operation

Since inception, our operations have been limited to locating and purchasing oil and gas technology. The completion of the O'Hara Resources Ltd/ Vision Energy Corp transaction has allowed us to negotiate potential acquisitions and the entry into refining biodiesel fuels all of which will use our proprietary technology.

The Company intends to seek additional operations and technology related to any natural resource development or sales organization and development of alternative and renewable energy projects using our existing technology and personnel. Additionally, the Company plans to raise funds from the sale of assets. Other assets acquired should provide the Company with collateral for loans and the ability to generate revenue in the current year. Each project acquired carries its own innate ability to be financed.

We are currently negotiating the acquisition of operating natural gas wells that will require the use of the Company's proprietary technology to economically high grade the gas before introduction into pipelines for sale. This process increases the demand and price for the gas and provides a working model of the technology for large volume producers of low BTU gas to review.

Occurrences

In October 2004, the Company installed Russell Smith as President succeeding Robert Vrooman.

In February 2005, Gerry Weiner, Robert Vrooman, Robert Meredith directors of the corporation resigned.

The Company currently has no employees other than its officers. It is expected that the majority of subsidiary employees will be outsourced.

Results of Operations

For the years ended April 30, 2005 and 2004, we had net losses of $231,396 and $183,680, respectively. We received no revenues. Operating expenses for the years ended April 30, 2005 and 2004 were $211,175 and $183,680. Operating expenses consisted of depreciation and amortization of $17,618 and $6,459 for the years with general and administrative expenses of $193,558 and $177,221.

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

Audit Committee, Financial Experts and Board of Directors Independence

The Company has not created an audit committee with independent members. The audit committee is the current members of the Board of Directors, one of whose members, Russell Smith qualifies as a "financial expert " as required through their previous responsibilities for preparing or being responsible the preparation of public company filings as either the President or Chief Financial Officer of other reporting public companies. The lack of operations and constraints on available capital to hire such financial experts or to pay for the expenses of independent audit committee members are the primary reasons for the lack of independent members. The same can be said of the lack of independent members on the Board of Directors as no capital is available for Directors and Officers liability policies or to pay their expenses to attend meetings. Should the Company begin trading or choose to become listed on an exchange after funding we will adhere to the policies required for inclusion.

Research and Development

The Vision Energy Group subsidiary will continue its design of its Let Down Energy Recovery System, its Organic Rankin Cycle heat recovery system and the landfill gas to Liquid Natural Gas system. Negotiations are ongoing with various potential users to assist in the funding and the building of pilot projects. The company has also researched the possibility of manufacturing biodiesel in the western states in conjunction with an established producer of biodiesel from NYC and plans to go forward after raising adequate capital.

ITEM 7 - FINANCIAL STATEMENTS

Report of Registered Public Accounting Firm
Balance Sheet as of April 30, 2005
Statements of Operations for the Years Ended April 30, 2005 and 2004 and from the Date of Inception.
Statement of Changes in Shareholders' Equity (Deficit) and Comprehensive Income
  (Loss) For the Years Ended April 30, 2005 and 2004 and from the
  Date of Inception
Statements of Cash Flows for the Years Ended October 30, 2005 and 2004 and from the Date of Inception
Notes to Financial Statements

ITEM 8 - CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There is no disagreement with the accountants and there has been no change in the Company Accountants in the five most recent years.

ITEM 8A - CONTROLS AND PROCEDURES

Based upon the Evaluation of Disclosure controls and procedures as of April 30, 2005 the evaluation date, the Company's Chief Executive Officer indicates that controls and procedures of the Registrant designed to ensure that information required to be disclosed by it in this report filed pursuant to the Securities Exchange Act of 1934 as amended, are in place.

ITEM 8B - OTHER INFORMATION

The Company is actively seeking the purchase of natural gas and oil wells and joint ventures that would use its proprietary technology.

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(c) OF THE EXCHANGE ACT.

The directors, executive officers of the Company are as follows:

     Name                        Age             Position with Company
     ----                        ---             ---------------------
Russell L. Smith                 62              Chairman, CEO and President
Peter Jonker                     57              Director and COO
Ralph Greenberg                  62              Director and Sr. VP Engineering
Norman Birmingham                50              Treasurer
Matt Wyrick                      28              Secretary
Charles A Daugherty              71              Director
Fred Schiemann                   54              Director

Name of the Directors, officers or beneficial owners of more than 10% of Company's common stock filed on a timely basis reports required by Section 16(a) during 2004 or prior years.

RUSSELL L. SMITH, CHAIRMAN, PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR

Russell L. Smith, age 62, became Chairman in October 2004 and President and Chief Executive Officer in February 2005. Mr. Smith brings the Company the knowledge to expand the Company internationally and provide a firm focused business plan from his thirty year history in energy, gold mining, oil production and green power and alternative energy sources. Mr. Smith currently serves as a director, President and Chief Financial Officer of Power Save International, Inc.., a position he has held since 2004. Mr. Smith had previously retired after his previously mentioned, highly successful career creating substantial revenues and financing operations for several companies.

PETER  JONKER, DIRECTOR AND CHIEF OPERATING OFFICER

Peter Jonker, age 57, became Director and Chief Operating Officer in February 2005. Mr. Jonker currently serves as President of Global Energy Systems, LLC that is developing proprietary waste to energy process technology. He also serves as Chairman of the Board of Directors of Kelly Space and Technology. Mr. Jonker has previously received U.S. Presidential appointment to Clean Air Act Advisory Committee. He is responsible for developing and implementing alternative energy solutions for the Company.

Mr. Jonker has a Bachelors and Masters Degree in Chemical Engineering, graduating Cum Laude from University of Southern California and Juris Doctor from Western State University. He is a member of the California Bar.

RALPH GREENBERG, DIRECTOR AND SENIOR VICE PRESIDENT ENGINEERING

Ralph Greenberg, age 62, Senior Vice President Engineering and Director in February 2005. Mr Greenberg has spent his life in consulting roles in the power/energy related fields and has developed and patented a process to produce impure oxygen with minimum power consumption. He has a patent pending for the production of low cost electricity from pipeline natural gas letdown. Mr. Greenberg's client list includes major U.S corporations that produce industrial gases, energy, steel and space projects.

NORMAN J. BIRMINGHAM, TREASURER

Norman J. Birmingham, age 50, became Treasurer in February 2005. He was formerly President, Chief Financial Officer and Director of Power Save International, Inc. (OTC:PWSV) from May 2004 through his resignation in September 2004. He was formerly President and Director of Neometrix Technology Group, Inc. (OTCBB:
NMTX) from October 2003 to October 2004. He was Chief Financial Officer of NMTX from February 2003 until October 2004. He also served as director and President and Director of the NMTX subsidiary AMS Systems, Inc. from October 2003 through October 2004 and its Chief Financial Officer from February 2003 through October 2004. Mr. Birmingham was a director of Blue Moon Group, Inc, (OTCBB:BMOO) from March 2000 through January 2003also serving as chief financial officer at various times during this period. In March 2002, Mr. Birmingham became President of American Commerce Solutions, Inc. (OTCBB:AACS) until his resignation in July 2002. He had served chief financial officer and director AACS and its predecessor from January 2000 through March 2002. Mr. Birmingham has served as the President or Chief Financial Officer of other companies from 1987 through 1999.

MATT WYRICK, SECRETARY

Matt Wyrick, age 28, became secretary in February 2005. Mr. Wyrick is currently the administrative assistant to Russell Smith a position he has held since March 2004. He has previously been an accounting assistant and a shipping and receiving manager and shop manager in the prior five years.

CHARLES A DAUGHERTY, DIRECTOR

Charles A Daugherty, age 71, became Director in February 2005. He is retired after a 35 year career as an engineer and space scientist. He was program manager of Planetary Coral Reef Satellite an M&P Engineer and Scientist on the International Space Station, Space Shuttle Main Engine Project and several other space projects from 1974 through 2001.

FRED V SCHIEMANN, DIRECTOR AND VICE PRESIDENT

Fred V Schiemann, age 54, became Director and Vice President in February 2005. Mr. Schiemann is a Certified Public Accountant in Nevada. He currently serves as the interim Chief Financial Officer of American Leisure Holdings, Inc., Treasurer of Biz2Biz.com, Powerlean USA and Interactive Health Network.

Mr. Schiemann also owns an accounting practice in Reno, Nevada specializing in public company registrations, and administration and consulting to small public companies.

During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time, except for the bankruptcy of Hardwarestreet.com as discussed in this Form 10-KSB;

(2) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(3) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

All holders are in compliance with this section.

ITEM 10 - EXECUTIVE COMPENSATION (annual)

Robert Vrooman,
  former President and Chairman of the Board of Directors         $150,000
Russell L. Smith,
  President, CEO and Chairman of the Board of Directors           $ 90,000

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) The following table shows as of April 30, 2005, stock ownership of all persons known by management, to be beneficial owners of more than 5% of the common stock of the Company.

 Name and Address                   Amount and Nature               Percentage
of Beneficial Owner                of Beneficial Owner               of Class
-------------------                -------------------              ----------
Ariadne Investment Ltd              4,250,000 Investor                 39.1%
P.O. Box 60
Charletown Nevis
West Indies

(a) Percentage and number of shares is based in the shares outstanding on April 30, 2005 and does not take into consideration any subsequent issuance of shares or action which may effect the number of outstanding shares of the Company.

  Title                     Name and Address           Amount and Nature            Percentage
of Class                   of Beneficial Owner         of Beneficial Owner           of Class
--------                   -------------------         -------------------          ----------
Common Stock               Ariadne Investments LTD (1)       4,250,000                  39.1%
$.001 par value            P.O. Box 60
                           Charlestown Nevis
                           West Indies

                           Charles Daugherty                    42,500                    .4%
                           4316 Marina City Dr.
                           Marina del Rey, CA 90292

                           Ralph Greenberg                     350,000                   3.2%
                           795 White Oak Dr.
                           Santa Rosa, CA 95409

                           Peter Jonker                         50,000                    .5%
                           2375 Victoria Dr
                           Laguna Beach, CA 92651

                           Matt Wyrick                          50,000                    .5%
                           10755 Massachusetts #1
                           Los Angeles, CA 90024

                           Total (2)                         4,742,500                  43.7%

----------
(1) Russell L. Smith, President of the Company is the majority shareholder of this shareholder.

(2) The securities of the Company, beneficially owned by all officers and directors of the Company, as a group, as of April 30, 2005.

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

The Company filed six 8-K reports during the year ended April 30, 2005

On May 13, 2004, the Company filed Form 8-K to advise that a Letter of Intent had been signed to purchase Blackstone Mining, Inc. and 81% of VisioNET.

On September 9, 2004, the Company filed Form 8-K to inform that it had failed to acquire the required to funding to complete the acquisitions on the 8-K previously filed on May 13, 2004.

On October 6, 2004, the Company filed Form 8-K had changed its address moving from Reno to Las Vegas, NV.

On February 16, 2005, the Company filed Form 8-K to in form the shareholders of the resignation, from all positions held Messrs. Vrooman, Weiner and Meredith. The vacated board seats were filled by Mr. Peter Jonker and Mr. Charles Daugherty. Russell Smith was elected Chairman of the Board, CEO and President and the appointments of Fred Schiemann as Vice President, Norman J. Birmingham as Treasurer and Matt Wyrick as Secretary were ratified.

On March 1, 2005, the Company filed Form 8-K to inform that it had completed an Amendment to the Articles of Incorporation requiring an immediate 1:40 reverse split of the common shares of the Company.

On March 29, 2005, the Company filed Form 8-K to report that its independent auditors Chisholm and Associates CPA had merged and become Chisholm, Bierwolf and Nilson, LLC.

10.1 Employment contract of Russell Smith
20.1 Stock Purchase Agreement Vision
20.2 Stock Purchase Agreement of Vision Energy Corp.
31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Russell L. Smith
----------------------------------                             December 23, 2005
Russell L. Smith, Chairman and CEO

                            VISION ENERGY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                             APRIL 30, 2005 AND 2004

                            VISION ENERGY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS

                                                                            Page
                                                                            ----
INDEPENDENT AUDITOR'S REPORT                                                 F-2

FINANCIAL STATEMENTS

         Balance Sheet                                                       F-3

         Statement of Operations                                             F-4

         Statement of Stockholders' Equity                                   F-5

         Statement of Cash Flows                                             F-6

         Notes to Financial Statements                                       F-7

Report of Registered Public Accounting Firm
-------------------------------------------

To the Board of Directors and
Stockholders of
Vision Energy Group, Inc.
f/k/a O'Hara Resources, Ltd

We have audited the accompanying balance sheets of Vision Energy Group, Inc. (a development stage company) (a Nevada corporation) as of April 30, 2005 and 2004 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception on April 12, 2002 through April 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.

The Company has determined that it is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vision Energy Group, Inc. as of April 30, 2005 and 2004 and the results of its operations and cash flows for the years then ended and from inception on April 12, 2002 through April 30, 2005 in conformity with U.S. generally accepted accounting principles.

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

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah 84010
October 31, 2005

                            VISION ENERGY GROUP, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                               ASSETS
                                                                   April 30,      April 30,
                                                                      2005           2004
                                                                   ---------      ---------
CURRENT ASSETS:
Cash                                                               $       0      $  14,976
Accounts Receivable                                                   15,054         15,054
Current Notes Receivable                                              25,487         75,032
                                                                   ---------      ---------
Total Current Assets                                                  40,541        105,062

PROPERTY, PLANT & EQUIPMENT, NET                                       7,131         12,236

Patents and Trademarks                                               403,162              0
                                                                   ---------      ---------
                       Total Other Assets                            410,293         12,236
                                                                   ---------      ---------
TOTAL ASSETS                                                       $ 450,834      $ 117,298
                                                                   =========      =========

         LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES:
Accounts payable                                                   $  87,840      $  10,000
Accrued expenses                                                     303,250          3,779
Current portion of long-term debt                                    237,865        180,956
                                                                   ---------      ---------
                    Total Current Liabilities                        628,955        194,735
                                                                   ---------      ---------

LONG-TERM LIABILITIES
Notes payable                                                        164,902        126,500
Notes payable-related party                                           72,963         54,456
Less:  current portion of long-term debt                            (237,865)      (180,956)
                                                                   ---------      ---------
                   Total Long-term Liabilities                             0              0
                                                                   ---------      ---------
                       Total Liabilities                             628,955        194,735

STOCKHOLDERS' EQUITY/(DEFICIT):
Preferred stock, Series A, $.001 par value;
  50,000,000 shares authorized; $.001 par value,
  no shares issued and outstanding                                         0              0
Preferred stock, Series B, $.001 par value;
  50,000,000 shares authorized; $.001 par value,
  no shares issued and outstanding                                         0              0
Capital stock, $.001 par value; 100,000,000 shares authorized;
  10,869,986 and 651,146 shares, issued and outstanding               10,870          9,623
Additional paid-in capital                                           325,660        196,194
Deficit accumulated during the development stage                    (514,651)      (283,255)
                                                                   ---------      ---------
                      Total Stockholders' (Deficit)                 (178,121)       (77,438)
                                                                   ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
                                                                   $ 450,834      $ 117,297
                                                                   =========      =========

                            VISION ENERGY GROUP, INC.
                         (A Developmental Stage Company)
                             Statement of Operations

                                                                                     From Inception
                                                            Year Ended               April 12, 2002
                                                    ----------------------------         Through
                                                     April 30,        April 30,         April 30,
                                                       2005             2004              2005
                                                    -----------      -----------     --------------
SALES, Net of Returns, Allowances and Discounts     $        --      $        --      $        --

COST OF SALES                                                --               --               --
                                                    -----------      -----------      -----------

Gross margin                                                 --               --               --
                                                    -----------      -----------      -----------

EXPENSES:
Depreciation and amortization                            17,618            6,459           25,410
General and administrative expenses                     193,557          177,221          469,020
                                                    -----------      -----------      -----------

                 Total expenses                         211,175          183,680          494,430
                                                    -----------      -----------      -----------

NET (LOSS) before other items                          (211,175)        (183,680)        (494,430)

OTHER INCOME (EXPENSE)
Interest income                                              --               --               --
Interest expense                                        (20,221)              --          (20,221)
                                                    -----------      -----------      -----------

                  Total other income (expense)               --               --               --
                                                    -----------      -----------      -----------

NET (LOSS) BEFORE TAXES                                (231,396)        (183,680)        (514,651)

PROVISIONS FOR INCOME TAXES                                  --               --               --
                                                    -----------      -----------      -----------

                          NET (LOSS)                $  (231,396)     $  (183,680)     $  (514,651)

EARNINGS (LOSS) PER COMMON SHARE                    $     (0.02)     $     (0.02)     $     (0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING                   9,903,268        9,618,781        9,096,996

                            VISION ENERGY GROUP, INC.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
                        From Inception on April 12, 2002
                            to April 30, 2005 Deficit

                                                                                                  Accumulated
                                                  Capital        Capital        Additional         During the
                                                   Stock          Stock          Paid-in          Development
                                                   Shares         Amount          Capital            Stage                 Total
                                                 ----------     -----------     -----------       -----------           -----------
Balance April 12, 2002                                   --     $        --     $        --       $        --           $        --

Common stock issued to founders                   7,490,000           7,490              --                --                 7,490
Common stock issued for cash                        253,000             253          22,202                --                22,455
Net loss from inception through April 30, 2003           --              --              --           (99,575)              (99,575)
                                                 ----------     -----------     -----------       -----------           -----------

Balance April 30, 2003                            7,743,000           7,743          22,202           (99,575)              (69,630)

Common stock issued for cash                      1,870,000           1,870         164,002                --               165,872
Common stock issued for services                     10,000              10           9,990                --                10,000
Net loss for the year ended April 30, 2004               --              --              --          (183,680)             (183,680)
                                                 ----------     -----------     -----------       -----------           -----------

Balance April 30, 2004                            9,623,000           9,623         196,194          (283,255)              (77,438)

Common stock issued for services                     15,000              15          14,985                --                15,000
Paid in capital for intangible assets                    --              --         413,500                --               413,500
Reverse merger adjustment (Vision Energy Group)   1,231,986           1,232        (299,019)               --              (297,787)
Net loss for the year ended April 30, 2005               --              --              --          (231,396)             (231,396)
                                                 ----------     -----------     -----------       -----------           -----------

Balance - April 30, 2005                         10,869,986     $    10,870     $   325,660       $  (514,651)          $  (178,121)
                                                 ==========     ===========     ===========       ===========           ===========

                            VISION ENERGY GROUP, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                    From Inception
                                                                        Year Ended                  April 12, 2002
                                                               -----------------------------           Through
                                                               April 30,           April 30,           April 30,
                                                                  2005                2004                2005
                                                               ---------           ---------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $(231,396)          $(183,680)          $(514,651)
Adjustments to reconcile net loss to net cash used in
operating activities:

Stock issued for services and expense reimbursements              15,000              10,000              32,490
Depreciation and amortization                                     17,618               7,792              25,410
Changes in assets and liabilities: Net of Acquisition
(Increase) decrease in accounts receivable                            --             (14,952)            (15,054)
Increase (decrease) in accrued expenses                           50,221                  --             116,828
Increase (decrease) in accounts payable                           91,211              23,360              87,840
                                                               ---------           ---------           ---------

Net cash used in operating activities                            (57,346)           (157,480)           (267,137)
                                                               ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets                                          (2,175)             (3,791)            (22,203)
                                                               ---------           ---------           ---------
Payment for notes receivable                                        (100)            (69,639)            (75,132)
                                                               ---------           ---------           ---------
Payments received on notes receivable                             49,645                  --              49,645
                                                               ---------           ---------           ---------

Net cash used in investing activities                             47,370             (73,430)            (47,690)
                                                               ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Cash from sale of stock                                               --             165,872             188,327
                                                               ---------           ---------           ---------
Proceeds from notes payable                                           --              62,420             141,500
                                                               ---------           ---------           ---------
Principal payments on Long-term debt                              (5,000)                 --             (15,000)
                                                               ---------           ---------           ---------

Net cash used in financing activities                             (5,000)            228,292             314,827
                                                               ---------           ---------           ---------

Net Increase (decrease) in Cash                                  (14,976)             (2,618)                  0

CASH AT BEGINNING PERIOD                                          14,976              17,594                   0
                                                               ---------           ---------           ---------

CASH AT END OF PERIOD                                          $       0           $  14,976           $       0
                                                               =========           =========           =========
Cash paid for interest                                         $      --           $      --           $      --

Cash paid for income taxes                                     $      --           $      --           $      --
                                                               ---------           ---------           ---------
Non-cash activities:
Stock issued for services and expense reimbursements           $  15,000           $  10,000           $  32,490

                            VISION ENERGY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

         Vision Energy Group, Inc. (Formerly O'Hara Resources Ltd.) (the Company), a development stage company, was organized on February 2, 1984 as a British Columbia Corporation. The Company was merged into a Nevada corporation on October 26, 1990. On November 10, 1990, the Company filed a Form 20-F, whereby it registered itself with the Securities and Exchange Commission.

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

         On February 6, 2005, the Company completed a share exchange agreement whereby O'Hara Resources, Ltd. issued 9,638,000 post-split shares of its common stock in exchange for all of the outstanding common stock of Vision Energy Corporation on a 1-for-1 basis. Immediately prior to the share exchange, O'Hara Resources, Ltd. had 1,231,986 post-split shares of common stock issued and outstanding. The share exchange agreement was accounted for as a recapitalization of Vision Energy Corporation because the shareholders of Vision Energy Corporation controlled the Company immediately after the acquisition. Therefore, Vision Energy Corporation is treated as the acquiring entity. Accordingly, there was no adjustment to the carrying value of the assets or liabilities of Vision Energy Corporation. O'Hara Resources, Ltd. is the acquiring entity for legal purposes and Vision Energy Corporation is the surviving entity for accounting purposes. In conjunction with the share exchange agreement, the shareholders of the Company authorized a reverse stock split of 1-for-40. All references to shares of common stock have been retroactively restated. After completion of the share exchange agreement, O'Hara Resources, Ltd. changed its name to Vision Energy Group, Inc.

         Vision Energy Corporation was organized on April 12, 2002 as a Nevada Corporation. All financial history prior to the merger with O'Hara Resources on February 6, 2005 in these financial statements, is that of Vision Energy Corporation. A reverse merger adjustment was made at February 6, and all history post merger is a consolidation of the two companies.

                            VISION ENERGY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

         This summary of significant accounting policies of Vision Energy Group, Inc. (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

         Earnings Per Share - Net loss per common share for the years ended April 30, 2005 and 2004 is computed based on the weighted average common stock and dilutive common stock equivalents outstanding during the year as defined by Statement of Financial Accounting Standards, No. 128, "Earnings Per Share".

         For the Years Ended

                                               December 31,
                                      ----------------------------
         Basic Earnings per share:        2005             2004
                                      -----------      -----------
         Income (Loss)(numerator)     $  (231,396)     $  (183,680)
         Shares (denominator)           9,903,268        9,618,781
                                      -----------      -----------
         Per Share Amount             $     (0.02)     $     (0.02)
                                      ===========      ===========

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

                            VISION ENERGY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

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

         Depreciation and amortization expense are calculated using the straight-line method of accounting over the following estimated useful lives of the assets:

                  Machine and equipment                         3 years
                  Office furniture and equipment                3 years
                  Trucks and vehicles                           3 years

         Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

         Acquired identifiable intangible assets with a cost of approximately $413,500 consist of values assigned to patents and trademarks and patent licenses. These intangibles are amortized on a straight-line method over 20 years. We expect contracts issued for use of these patents and trademarks or their licenses to be for no less than 20 years. During the year ended April 30, 2005, approximately $22,221 was recognized as amortization expense related to these identifiable intangible assets.

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

                            VISION ENERGY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         For all periods presented in these financial statements, comprehensive income (loss) was equal to net income (loss) therefore, no separate statement has been presented.

         New Accounting Pronouncements - In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on fair value of the assets exchanged. The guidance included certain exceptions to that principle. The statement amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of this statement will have a material effect on its financial statements.

         In November 2004, the Financial Accounting Standards Board issued statement of Financial Accounting Standard No. 151, "Inventory Costs". The new Standard amends Accounting Research Bulletin No. 43, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This Statement is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of this Statement to have a material impact on our financial condition or results of operations.

         In June 2004, the EITF reached a consensus on Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock." EITF 02-14 addresses whether the equity method of accounting should be applied to investments when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The effective date of EITF 02-14 is the first reporting period beginning after September 15, 2004. The adoption of EITF No. 02-14 did not have a material impact on the financial condition, results of operations or cash flows of the Company.

         Management does not expect any material impact on the Company's consolidated financial position or results of operations from the implementation of these statements.

                            VISION ENERGY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - GOING CONCERN

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $514,651 for the period from April 12, 2002 (inception) through April 30, 2005. These factors, among others, raise substantial doubt as to the Company's ability to obtain debt and/or equity financing and achieve profitable operations.

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

NOTE 4 - DEVELOPMENT STAGE COMPANY

         The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. From April 12, 2002 through the date of these financial statements, the Company did not have any earnings from operations.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following at April 30, 2005 and 2004:

                                                          2005          2004
                                                        --------      --------
         Furniture and equipment                        $ 13,063      $ 10,888
         Automobile                                        9,140         9,140
         Less: Accumulated depreciation                  (15,072)       (7,792)
                                                        --------      --------
                  Net Property, plant and equipment     $  7,131      $ 12,236
                                                        ========      ========

         Depreciation expense has been recorded for the years ended April 30, 2005 and 2004, in the amounts of $7,280 and $6,459, respectively.

                            VISION ENERGY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 6 - PATENTS AND TRADEMARKS

         Vision Energy Corp, the operating subsidiary of Vision Energy Group, Inc. purchased a patent-pending process to generate high efficiency, low cost clean power from pressure let down at the let down control valves in high pressure natural gas transmission lines. This let down recovery ("LER") system utilizes a waste heat source in combination with let down expansion turbine. The waste heat is utilized to preheat the let down gas prior to expansion thereby taking maximum advantage of the "free energy" available in let down gas.

         These LER power plants produce zero emission power at fifty percent of the cost of comparably sized modern power plants. Payback time is approximately two years on the investment in an LER plant.

         Management has determined that the life of the patents are 20 years and are amortizing the costs capitalized on the straight line method.

         The following is a summary of intangible assets at April 30, 2005

                                               Accumulated
                            Gross Amount      Amortization
                            ------------      ------------
         Patents and          $413,500          $ 20,221
                              --------          --------
         Trademarks
                              $413,500          $ 20,221
                              ========          ========

         Amortization expense for the years ended April 30, 2005 and April 30, 2004 was $20,221 and $0; respectively.

NOTE  7  -  INCOME TAXES

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

         Amounts for deferred tax assets are as follows:

                                                      April 30,     April 30,
                                                        2005           2004
                                                      ---------     ---------
         Deferred tax asset,
           net of valuation allowances
           as per below:                              $      --     $      --
                                                      =========     =========

         The following temporary differences gave rise to the deferred tax asset at April 30, 2005 and 2004.

                                                      April 30,     April 30,
                                                        2005           2004
                                                      ---------     ---------
         Tax benefit of net operating loss
           carry forward.                             $ 174,981     $ 96,307
         Valuation allowance of net operating
           loss carry-forward in future years.         (174,981)     (96,307)
                                                      ---------     --------

         Because the Company has not generated taxable income since its inception, no provision for income taxes has been made. The net operating losses carried forward have began to expire, and may be limited in deductibility due to ownership changes.

                            VISION ENERGY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 8 - LONG-TERM LIABILITIES

         Long-term liabilities are detailed as follows as of April 30, 2005 and 2004:

                                                                         2005            2004
                                                                       ---------      ---------
         Notes payable:
         Note payable to a Corporation, due on demand and
              interest bearing at 10% per annum                        $   9,980      $   9,980

         Note payable to a Corporation, due on demand and
              interest bearing at 10% per annum                           39,120         39,120

         Note payable to a Corporation, due on demand and
              interest bearing at 10% per annum                           29,980         29,980

         Note payable to a Corporation, due on demand and
              interest bearing at 10% per annum                            7,130          9,980

         Note payable to a Corporation, due on demand and
              interest bearing at 10% per annum                           11,980         11,980

         Note payable to an individual, due on demand and
              interest bearing at 10% per annum                            2,000             --

         Note payable to an individual, due on demand and
              interest bearing at 10% per annum                           39,252             --

         Note payable to an individual, due on demand and
              interest bearing at 10% per annum                           25,460         25,460

         Note payable to an interested party, due on demand and
              bears interest at 10% per annum                             72,963         54,456
                                                                       ---------      ---------

              Total Notes Payable                                        237,865        180,956
                  Less: Current Portion - Related Party                  (72,963)       (54,456)
                  Less: Current Portion                                 (164,902)      (126,500)
                                                                       ---------      ---------
                  Total Current Portion                                 (237,865)      (180,956)

                  Total Long-Term Liabilities                          $      --      $      --
                                                                       =========      =========

                            VISION ENERGY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 9 -  NOTE RECEIVABLE

          Since inception the Company has advanced $75,132 to a company that was affiliated with our current President. The borrower has repaid $49,645 leaving a balance of $25,487. The note does not bear interest.

NOTE 10 - RELATED PARTY TRANSACTION

          During fiscal 2004 and the prior years the President of the Company had funded the Company $92,818 and had received total payment by April 30, 2005.

          During fiscal 2005 the President of the Company had advanced an additional $77,994 and been repaid $5,031 leaving a balance of $72,963 at April 30, 2005.