Form 10QSB/A
period 2005-07-31
Vision Energy Group Inc
filed 2006-03-02
CIK 830821

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the quarterly period ended July 31, 2005
                                    -------------

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

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The total number of shares of the Company's Common Stock , $.001 par value, outstanding on May 25, 2005 was 10,869,973.

    Transitional Small Business Disclosure Format (Check one)  Yes [ ] No [X]

PART 1  FINANCIAL INFORMATION

Item 1: Financial Statements

                            VISION ENERGY GROUP, INC.

                      TABLE OF CONTENTS
                      -----------------

PAGE(S)     3        ITEM 1. FINANACIAL STATEMENTS
PAGE(S)     4        CONDENSED BALANCE SHEET AS OF JULY 31, 2005 (UNAUDITED)
PAGE(S)     5        CONDENSED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JULY 31, 2005 AND
                     2004 (UNAUDITED)
PAGE(S)    6-7       CONDENSED STATEMENTS OF CASH FLOWS FOR THE
                     THREE MONTHS ENDED JULY 31, 2005 AND
                     2004 (UNAUDITED)
PAGE(S)     8        STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                     FOR THE THREE MONTHS ENDED JULY 31, 2005 AND
                     2004 (UNAUDITED)
PAGE(S)     9        NOTES TO CONDENSED FINANCIAL STATEMENTS
                     AS OF JULY 31, 2005 (UNAUDITED)
PAGE(S)   10-11      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                     PLAN OF OPERATION
PAGE(S)    11        ITEM 3. CONTROLS AND PROCEDURES
PAGE(S)    12        PART II- OTHER INFORMATION
PAGE(S)    12        ITEM 1. LEGAL PROCEEDINGS
PAGE(S)    12        ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND
                     USE OF PROCEEDS
PAGE(S)    12        ITEM 3. DEFAULTS UPON SENIOR SECURITIES
PAGE(S)    12        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PAGE(S)    12        ITEM 5. OTHER INFORMATION
PAGE(S)    12        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                             (a) Exhibits

Item 1. Financial Statements

As used herein, the term "Company" refers to Vision Energy Group, Inc., a Nevada corporation, and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended July 31, 2005 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year plus the cumulative financials data since inception are attached hereto and are incorporated herein by this reference.

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended April 30, 2005. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading have been included. Operating results for the three months ended July 31, 2005 are not necessarily indicative of results that may be expected for the year ended April 30, 2006. The financial statements are presented on the accrual basis.

                            VISION ENERGY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                  JULY 31, 2005
                                   (UNAUDITED)

                             ASSETS
                             ------
CURRENT ASSETS
 Cash                                                                $   4,243
 Accounts receivable                                                    15,054
 Current notes receivable                                               25,662
                                                                     ---------
        Total Current Assets                                            44,959

PROPERTY, PLANT & EQUIPMENT, NET                                         5,347
                                                                     ---------

OTHER ASSETS
  Patents and Trademarks                                               397,993
                                                                     ---------

TOTAL ASSETS                                                         $ 448,299
                                                                     =========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
          ----------------------------------------------

CURRENT LIABILITIES
 Accounts payable                                                    $  82,670
 Accrued expenses                                                      356,948
 Current notes payable                                                 106,752
 Current portion of long term debt                                     190,959
                                                                     ---------

      Total Current Liabilities                                        737,329

LONG-TERM LIABILITIES
  Notes payable                                                        125,673
  Notes payable - related party                                         65,286
  Less: current portion of long-term debt                             (190,959)
                                                                     ---------

         Total Liabilities                                             737,329
                                                                     ---------

STOCKHOLDERS' EQUITY  (DEFICIT)
 Capital stock, $.001 Par Value;
   100,000,000 shares authorized;
   10,869,986 outstanding                                               10,870
 Capital stock subscribed and un-issued                                     14
 Additional paid-in capital                                            339,646
 Deficit accumulated during the development stage                     (639,559)
                                                                     ---------

     Total Stockholders' Deficit                                      (289,029)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $ 448,299
                                                                     =========

            See accompanying notes to condensed financial statements.

                            VISION ENERGY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              FOR THE          FOR THE           INCEPTION
                                               THREE            THREE           FEBRUARY 2,
                                               MONTHS           MONTHS              1984
                                             ENDED JULY        ENDED JULY       THROUGH JULY
                                              31, 2005          31, 2004           31, 2005
                                            ------------      ------------      ------------
NET SALES                                   $         --      $         --      $         --

COST OF SALES                                         --                --                --
                                            ------------      ------------      ------------

GROSS MARGIN                                          --                --                --
                                            ------------      ------------      ------------

EXPENSES
   Depreciation and amortization                   6,952                --            32,362
   General and administrative expenses           105,678            21,423           574,698
                                            ------------      ------------      ------------

            Total expenses                       112,630            21,423           607,060
                                            ------------      ------------      ------------

Net loss from operations                        (112,630)          (21,423)         (607,060)
                                            ------------      ------------      ------------

OTHER INCOME (EXPENSE)
   Interest expense                              (12,278)               --           (32,499)
   Interest income                                    --                --                --
                                            ------------      ------------      ------------

           Total other income (expense)          (12,278)               --           (32,499)
                                            ------------      ------------      ------------

NET LOSS BEFORE INCOME TAXES                    (124,908)          (21,423)         (639,559)

PROVISION FOR INCOME TAXES                            --                --                --
                                            ------------      ------------      ------------

NET INCOME (LOSS)                           $   (124,908)     $    (21,423)     $   (639,559)
                                            ------------      ------------      ------------

BASIC AND DILUTED
LOSS PER SHARE                              $      (0.01)     $      (0.00)     $      (0.07)
                                            ------------      ------------      ------------

WEIGHTED AVERAGE SHARES OUTSTANDING           10,869,986         9,618,781         9,348,522
                                            ============      ============      ============

     See accompanying notes to the unaudited condensed financial statements.

                            VISION ENERGY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              FOR THE       FOR THE        INCEPTION
                                                               THREE         THREE        FEBRUARY 2,
                                                               MONTHS        MONTHS           1984
                                                             ENDED JULY    ENDED JULY     THROUGH JULY
                                                              31, 2005       31, 2004       31, 2005
                                                             ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                    $(124,908)     $ (21,423)     $(639,559)
 Adjustments to reconcile net loss from net cash
    used in operating activities:
    Depreciation and amortization                                6,952             --         32,362
    Stock issued for services and expense reimbursements            --             --         32,490
 Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                      --             --        (15,054)
    Increase (decrease) in accounts payable                     (5,170)            --         82,670
    Increase (decrease) in accrued expenses                     53,698             --        170,526
                                                             ---------      ---------      ---------

       Net cash used in operating activities                   (69,428)       (21,423)      (336,565)
                                                             ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                          --         (2,176)       (22,203)
  Payments for notes receivable                                   (175)            --        (75,307)
  Payments received on notes receivable                             --         45,893         49,645
                                                             ---------      ---------      ---------

       Net cash used in investing activities                      (175)        43,717        (47,865)
                                                             ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                  85,595          2,000        227,095
   Principal payments on long-term debt                        (25,749)        (8,060)       (40,749)
  Proceeds from issuance of common stock                        14,000             --        202,327
                                                             ---------      ---------      ---------

       Net cash used in financing activities                    73,846         (6,060)       388,673
                                                             ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH                                  4,243         16,234          4,243

CASH - BEGINNING OF PERIOD                                          --         14,976             --
                                                             ---------      ---------      ---------

CASH - END OF PERIOD                                         $   4,243      $  31,210      $   4,243
                                                             =========      =========      =========

     See accompanying notes to the unaudited condensed financial statements.

                            VISION ENERGY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              FOR THE       FOR THE        INCEPTION
                                                               THREE         THREE        FEBRUARY 2,
                                                               MONTHS        MONTHS           1984
                                                             ENDED JULY    ENDED JULY     THROUGH JULY
                                                              31, 2005       31, 2004       31, 2005
                                                             ---------      ---------      ---------

SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash Paid for Interest                                      $7,150       $--            $ 7,150
                                                              ======       ===            =======

  Cash Paid for Income Taxes                                  $   --       $--            $    --
                                                              ======       ===            =======

Non-cash activities:
                                                              ======       ===            =======
  Stock issued for services and expense reimbursements        $   --       $--            $32,490
                                                              ======       ===            =======

     See accompanying notes to the unaudited condensed financial statements.

                            VISION ENERGY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FROM INCEPTION APRIL 12, 2002 TO JULY 31, 2005
                                   (UNAUDITED)

                                                                                              DEFICIT
                                                                                           ACCUMULATED
                                            CAPITAL          CAPITAL       ADDITIONAL       DURING THE
                                             STOCK            STOCK         PAID-IN        DEVELOPMENT
                                             SHARES          AMOUNT         CAPITAL           STAGE            TOTAL
                                          -----------     -----------     -----------      -----------      -----------
Balance April 12, 2002                    $        --     $        --     $        --      $        --      $        --

Common stock issued to founders             7,490,000           7,490              --               --            7,490
Common stock issued for cash                  253,000             253          22,202               --           22,455
Net loss from inception
  through April 30, 2003                           --              --              --          (99,575)         (99,575)
                                          -----------     -----------     -----------      -----------      -----------

Balance April 30, 2003                      7,743,000           7,743          22,202          (99,575)         (69,630)

Common stock issued for cash                1,870,000           1,870         164,002               --          165,872
Common stock issued for services               10,000              10           9,990               --           10,000
Net loss for the
  year ended April 30, 2004                        --              --              --         (183,680)        (183,680)
                                          -----------     -----------     -----------      -----------      -----------

Balance April 30, 2004                      9,623,000           9,623         196,194         (283,255)         (77,438)

Common stock issued for services               15,000              15          14,985               --           15,000
Paid in capital for intangible assets              --              --         413,500               --          413,500
Reverse merger adjustment
  (Vision Energy Group)                     1,231,986           1,232        (299,019)              --         (297,787)
Net loss for the year ended
  April 30, 2005                                   --              --              --         (231,396)        (231,396)
                                          -----------     -----------     -----------      -----------      -----------

Balance - April 30, 2005                   10,869,986          10,870         325,660         (514,651)        (178,121)

Subscribed and un-issued stock                     14          13,986          14,000
Net loss for the quarter ended
  July 31,2005                                     --              --              --         (124,908)        (124,908)
                                          -----------     -----------     -----------      -----------      -----------

Balance - July 31, 2005                    10,869,986     $    10,884     $   339,646      $  (639,559)     $  (289,029)
                                          ===========     ===========     ===========      ===========      ===========

     See accompanying notes to the unaudited condensed financial statements.

                            VISION ENERGY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 BASIS OF PRESENTATION
------ ---------------------

       The interim financial statements at July 31, 2005 and for the nine month and three month periods ended July 31, 2005 and 2004 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation. The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended April 30, 2005. The accompanying unaudited interim financial statements for the three month period ended July 31, 2005 and 2004, are not necessarily indicative of the results which can be expected for the entire year.

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

NOTE 2 GOING CONCERN
------ -------------

       The Company's condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a cumulative net loss from operations of $639,559, and negative working capital of $692,370, and a stockholders' deficit of $289,029 at July 31, 2005. These matters raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

       Management believes that actions presently taken to expand its future operations and raise capital provide the opportunity for the Company to continue as a going concern.

NOTE 3 SUBSEQUENT EVENTS
------ -----------------

       None

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

General

Management is formulating the basis for acquisitions to complete its previously announced business plan. Additional opportunities have arisen that may allow the Company to expand the scope of business operations and more readily allow it to acquire the capital it requires. No actual operations other than these have been performed and none are anticipated until mid 2006.

Results of Operations

There were no revenues for the three months ended July 31, 2005 or the three months ended July 31, 2004.

General and administrative expenses increased for the three months ended July 31, 2005 compared to the same periods in 2004. These expenses were $105,678 and $21,423 for the three months ended July 31, 2005 and July 31, 2004, respectively. The increase for the three months ended July 31, 2005 over the same period in 2004 came from an increases in compensation of $48,570, interest expense $12,278, depreciation and amortization $6,952 and professional services $33,073.

For the three months ended July 31, 2005 we recorded a net loss of $124,908 compared to a net loss of $21,423 during the corresponding prior periods in

2004. The Company is still in the developmental stage and is expected to continue to have losses until operational businesses are introduced during fiscal year 2006.

Liquidity

During the three months ended July 31, 2005, the Company's working capital increased. This was due to proceeds from the issuance of common stock and proceeds from loans. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the active search for the capital it needs to carry on its planned operations and acquisitions of going concerns. There is no assurance that any planned activities will be successful.

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

The Company had no revenue during the first quarter of 2005 and 2004. The Company has been dormant in its operations and is currently pursuing business combinations or the required capital needed to have current operations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2005, the Company received cash of $9,000 for 9,000 restricted common shares. These shares were not issued as of the end of the quarter reported.

In July 2005, the Company received cash of $5,000 for 5,000 restricted common shares. These shares were not issued as of the end of the quarter reported.

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

Vision Energy Group, Inc.

/s/ Russell L. Smith
--------------------
BY: Russell L. Smith, President, Chief Financial Officer and Director
Dated: This 3rd day of February 2006