Form 10QSB/A
period 2006-01-31
Vision Energy Group Inc
filed 2006-03-17
CIK 830821

================================================================================

                          U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                  FORM 10-QSB/A

                                 ---------------

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      January 31, 2006
                                         ----------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________


                       Commission File Number: 88-1485907

                                 ---------------

                            VISION ENERGY GROUP, INC.
      (Exact name of the small business issuer as specified in its charter)

                                 ---------------


         NEVADA                                                88-0485907
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification No.)


            4333 Admiralty Way, Suite 100P, Marina Del Rey, CA 90292
                    (Address of principal executive offices)


                                  310-821-2244
                           (Issuer's telephone number)

          O'Hara Resources, LTD, 3950 E Sunset Rd., Las Vegas, NV 89102
                        (Former name and former address)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The total number of shares of the Company's Common Stock , $.001 par value, outstanding on February 3, 2006 was 10,869,986.

    Transitional Small Business Disclosure Format (Check one)  Yes [_]   No [X]

                            VISION ENERGY GROUP, INC.


                                TABLE OF CONTENTS
                                -----------------


PAGE(S)        3    ITEM 1. FINANACIAL STATEMENTS

PAGE(S)        4    CONDENSED BALANCE SHEET AS OF JANUARY 31, 2006 (UNAUDITED)

PAGE(S)        5    CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE
                       MONTHS ENDED JANUARY 31, 2006 AND 2005 (UNAUDITED)

PAGE(S)       6-7   CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                       JANUARY 31, 2006 AND 2005 (UNAUDITED)

PAGE(S)        8    STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE NINE
                       MONTHS ENDED JANUARY 31, 2006 AND 2005 (UNAUDITED)

PAGE(S)        9    NOTES TO CONDENSED FINANCIAL STATEMENTS AS OF JANUARY 31,
                       2006 (UNAUDITED)

PAGE(S)     10-11   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                            OPERATION

PAGE(S)       11    ITEM 3. CONTROLS AND PROCEDURES

PAGE(S)       12    PART II- OTHER INFORMATION

PAGE(S)       12    ITEM 1. LEGAL PROCEEDINGS

PAGE(S)       12    ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
                            PROCEEDS

PAGE(S)       12    ITEM 3. DEFAULTS UPON SENIOR SECURITIES

PAGE(S)       12    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PAGE(S)       12    ITEM 5. OTHER INFORMATION

PAGE(S)       12    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                         (a) Exhibits

                          PART 1 FINANCIAL INFORMATION


Item 1. Financial Statements

As used herein, the term "Company" refers to Vision Energy Group, Inc., a Nevada corporation, and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the period January 31, 2006 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year plus the cumulative financials data since inception are attached hereto and are incorporated herein by this reference.

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended April 30, 2005. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading have been included. Operating results for the Nine months ended January 31, 2006 are not necessarily indicative of results that may be expected for the year ended April 30, 2005. The financial statements are presented on the accrual basis.

                            VISION ENERGY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                JANUARY 31, 2006
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
 Cash                                                               $    31,788
 Accounts receivable                                                     15,054
 Current notes receivable                                                27,437
                                                                    -----------
        Total Current Assets                                            110,634

PROPERTY, PLANT & EQUIPMENT, NET                                          1,783
                                                                    -----------

OTHER ASSETS
  Patents and trademarks                                                387,655
                                                                    -----------

TOTAL ASSETS                                                        $   463,716
                                                                    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                                   $    82,670
 Accrued expenses                                                       457,492
 Current notes payable                                                  106,751
 Current portion of long term debt                                      154,787
                                                                    -----------

        Total Current Liabilities                                       801,700

LONG-TERM LIABILITIES
  Notes payable                                                         116,423
  Notes payable - related party                                          38,364
  Less: current portion of long-term debt                              (154,787)
                                                                    -----------

        Total Liabilities                                               801,700
                                                                    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
 Capital stock, $.001 Par Value; 100,000,000 shares authorized;
    11,534,486 outstanding                                               11,534
 Additional paid-in capital                                             796,835
 Deficit accumulated during the development stage                    (1,146,353)
                                                                    -----------

        Total Stockholders' Deficit                                    (337,984)

TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIT                        $   463,716
                                                                    ===========


     See accompanying notes to the unaudited condensed financial statements.

                            VISION ENERGY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            For the        For the          For the         For the         Inception
                                             Three          Three             Nine           Nine          February 2,
                                             Months         Months           Months         Months           1984
                                             Ended           Ended           Ended          Ended           through
                                           January 31,     January 31,     January 31,    January 31,      January 31,
                                              2006            2005            2006           2005             2006
                                          ------------    ------------    ------------    ------------    ------------
NET SALES                                 $         --    $         --    $         --    $         --    $         --

COST OF SALES                                       --              --              --              --              --
                                          ------------    ------------    ------------    ------------    ------------

GROSS MARGIN                                        --              --              --              --              --
                                          ------------    ------------    ------------    ------------    ------------

EXPENSES
   Depreciation and amortization                 6,952              --          20,856              --          46,266
   General and administrative expenses         393,027          26,436         587,850          71,888       1,056,870
                                          ------------    ------------    ------------    ------------    ------------

           Total expenses                      399,979          26,436         608,706          71,888       1,103,136
                                          ------------    ------------    ------------    ------------    ------------

Net loss from operations                       (75,979)        (26,436)       (608,706)        (71,888)     (1,103,136)
                                          ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
   Interest expense                             (5,821)             --         (22,996)             --         (43,217)
   Interest income                                  --              --              --              --              --
                                          ------------    ------------    ------------    ------------    ------------

           Total other income (expense)         (5,821)             --         (22,996)             --         (43,217)
                                          ------------    ------------    ------------    ------------    ------------

NET LOSS BEFORE INCOME TAXES                  (405,800)        (26,436)       (631,702)        (71,888)     (1,146,353)

PROVISION FOR INCOME TAXES                          --              --              --              --              --
                                          ------------    ------------    ------------    ------------    ------------

NET INCOME (LOSS)                         $   (405,800)   $    (26,436)   $   (631,702)   $    (71,888)   $ (1,146,353)
                                          ------------    ------------    ------------    ------------    ------------

BASIC AND DILUTED
LOSS PER SHARE                            $      (0.04)   $      (0.00)   $      (0.06)   $      (0.01)   $      (0.12)
                                          ------------    ------------    ------------    ------------    ------------

WEIGHTED AVERAGE SHARES OUTSTANDING         11,382,806       9,618,781      11,040,926       9,618,781       9,483,262
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

                            VISION ENERGY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           For the        For the
                                                             Nine           Nine          From
                                                            Months         Months       Inception
                                                             Ended          Ended        through
                                                           January 31,    January 31,   January 31,
                                                              2006           2005         2006
                                                           ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                  $ (631,702)   $  (71,887)   (1,146,353)
 Adjustments to reconcile net loss from net cash
    used in operating activities:
    Depreciation and amortization                              20,856            --        46,266
    Stock issued for services and expense reimbursements      324,000            --       356,490
 Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                     --            --       (15,054)
    Increase (decrease) in accounts payable                    (5,170)           --        82,670
    Increase (decrease) in accrued expenses                   154,242            --       271,070
                                                           ----------    ----------    ----------

       Net cash used in operating activities                 (137,774)      (71,887)     (404,911)
                                                           ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                         --        (2,176)      (22,203)
  Payments for notes receivable                                (1,950)      (15,848)      (77,082)
  Payments received on notes receivable                            --        50,893        49,645
                                                           ----------    ----------    ----------

       Net cash used in investing activities                   (1,950)       32,869       (49,640)
                                                           ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                 85,595        22,376       227,095
   Principal payments on long-term debt                       (61,923)      (11,907)      (76,923)
  Proceeds from issuance of common stock                      147,840        23,922       336,167
                                                           ----------    ----------    ----------

       Net cash used in financing activities                  171,512        34,391       486,339
                                                           ----------    ----------    ----------

NET INCREASE (DECREASE) IN CASH                                31,788        (4,627)       31,788

CASH - BEGINNING OF PERIOD                                         --        14,976            --
                                                           ----------    ----------    ----------

CASH - END OF PERIOD                                       $   31,788    $   10,349        31,788
                                                           ==========    ==========    ==========


     See accompanying notes to the unaudited condensed financial statements.

                            VISION ENERGY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          For the Nine    For the Nine    Inception
                                                          Months Ended    Months Ended     Through
                                                           January 31,     January 31,    January 31,
                                                             2006             2005           2006
                                                         ------------     -----------     ----------
SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash Paid for Interest                                 $      9,025     $        --     $    9,025
                                                         ============     ===========     ==========

  Cash Paid for Income Taxes                             $         --     $        --     $       --
                                                         ============     ===========     ==========

Non-cash activities:
                                                         ============     ===========     ==========
  Stock issued for services and expense reimbursements   $    324,000     $        --     $  356,490
                                                         ============     ===========     ==========











     See accompanying notes to the unaudited condensed financial statements.

                            VISION ENERGY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                FROM INCEPTION APRIL 12, 2002 TO JANUARY 31, 2006
                                   (UNAUDITED)

                                                                                                    Deficit
                                                                                                  Accumulated
                                                       Capital                     Additional     During the
                                                        Stock       Capital Stock    Paid-in      Development
                                                        Shares         Amount        Capital         Stage          Total
                                                      -----------   -----------    -----------    -----------    -----------
Balance April 12, 2002                                         --   $        --    $        --    $        --    $        --

Common stock issued to founders                         7,490,000         7,490             --             --          7,490
Common stock issued for cash                              253,000           253         22,202             --         22,455
Net loss from inception through April 30, 2003                 --            --             --        (99,575)       (99,575)
                                                      -----------   -----------    -----------    -----------    -----------

Balance April 30, 2003                                  7,743,000         7,743         22,202        (99,575)       (69,630)

Common stock issued for cash                            1,870,000         1,870        164,002             --        165,872
Common stock issued for services                           10,000            10          9,990             --         10,000
Net loss for the year ended April 30, 2005                     --            --             --       (183,680)      (183,680)
                                                      -----------   -----------    -----------    -----------    -----------

Balance April 30, 2004                                  9,623,000         9,623        196,194       (283,255)       (77,438)

Common stock issued for services                           15,000            15         14,985             --         15,000
Paid in capital for intangible assets                          --            --        413,500             --        413,500
Reverse merger adjustment (Vision Energy Group)
                                                        1,231,986         1,232       (299,019)            --       (297,787)
Net loss for the year ended April 30, 2006                     --            --             --       (231,396)      (231,396)
                                                      -----------   -----------    -----------    -----------    -----------

Balance - April 30, 2005                               10,869,986        10,870        325,660       (514,651)      (178,121)

Common stock issued for services                          550,000           550        323,450             --        324,000
Common stock issued for cash                              114,500           114        147,725             --        147,839
Net loss for the Nine months ended
   January 31, 2006                                            --            --             --       (631,702)      (631,702)
                                                      -----------   -----------    -----------    -----------    -----------

Balance - January 31, 2006                             11,534,486   $    11,534    $   796,835    $(1,146,353)   $  (337,984)
                                                      ===========   ===========    ===========    ===========    ===========



     See accompanying notes to the unaudited condensed financial statements.

                            VISION ENERGY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        9


NOTE 1  BASIS OF PRESENTATION
------  ---------------------

       The interim financial statements at January 31, 2006 and for the nine month and three month periods ended January 31, 2006 and 2005 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation. The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended April 30, 2005. The accompanying unaudited interim financial statements for the three month and nine month periods ended January 31, 2006 and 2005, are not necessarily indicative of the results which can be expected for the entire year.

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


NOTE 2 GOING CONCERN
------ -------------

       The Company's condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss from operations of $822,354, and negative working capital of $691,066, and a stockholders' deficit of $337,984 at January 31, 2006. These matters raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

       Management believes that actions presently taken to expand its future operations and raise capital provide the opportunity for the Company to continue as a going concern.


NOTE 3 STOCK TRANSACTIONS
------ ------------------
       None

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

Results of Operations

There were no revenues for the three and nine months ended January 31, 2006 or the three and nine months ended January 31, 2005.

General and administrative expenses increased for the three and nine months ended January 31, 2006 compared to the same periods in 2005. These expenses were $393,027 and $587,851 for the three and nine months ended January 31, 2006 and $24,436 and $71,888 for the same periods in 2005, respectively. The increase for the three months ended January 31, 2006 over the same period in 2005 came from an increase in compensation $41,000, professional services $328,570, offset by small decreases in travel, entertainment, phone and supply costs for the nine months ended January 31, 2006.

For the three and nine months ended January 31, 2006 we recorded a net (loss) $(405,800) and $(631,702), respectively. This compares with a net (loss) of $(26,436) and $(71,888) during the corresponding prior periods in 2005. The Company is still in the developmental stage and is expected to continue to have losses until operational businesses are introduced during fiscal year 2006.

Liquidity

During the three months ended January 31, 2006, the Company's working capital decreased. This was due to lack of revenue and the payment of certain expenses, interest and debt. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the active search for the capital it needs to carry on its planned operations and acquisitions of going concerns. There is no assurance that any planned activities will be successful.

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

The Company had no revenue during the first two quarters of 2006 and 2005. The Company has been dormant in its operations and is currently pursuing business combinations or the required capital needed to have current operations.

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

In January 2005, the Company received cash $20,000 for 20,000 restricted common shares. These shares were not issued as of the end of the period reported in this statement.

Item 3. Defaults Upon Senior Securities.

   None

Item 4. Submission of Matters to a Vote of Security Holders.

   None

Item 5. Other information.

   None.

Item 6. Exhibits and reports on Form 8-K.

     (a) Exhibits.
         ---------

 Exhibit No.    Description
 -----------    -----------

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



                                        Vision Energy Group, Inc.


                                        BY: /s/ Russell L. Smith
                                            -----------------------------------
                                            Russell L. Smith, President,
                                            Chief Financial Officer and Director


Dated: This 14th day of March 2006