Form 10KSB
period 2006-04-30
Vision Energy Group Inc
filed 2007-04-13
CIK 830821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

☒

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2006

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NUMBER     0-16602

VISION ENERGY GROUP, INC.

 (Exact name of registrant as specified in charter)

NEVADA	88-0485907
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

4333 Admiralty Way, Marina Del Rey, CA	90292
Address of principal executive offices	Zip Code

Registrant's telephone number, including area code	(310) 821-2244

Securities registered pursuant to section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
NONE	NONE

Securities registered pursuant to section 12(g) of the Act:

Title of Class	Name of each exchange on which registered
NONE	NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐      No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10-KSB.     Yes  ☐      No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes☒      No ☐

State issuer’s revenues for its most recent fiscal year: $ 0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: As of April 12, 2007, the aggregate market price of the voting stock held by non-affiliates was approximately $8,282,625

State the number of shares outstanding of each of the classes of common equity, as of the last practicable date: 23,469,972 common shares, par value $.001 outstanding at April 12, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents previously filed by our company with the Commission are incorporated by reference in this Report:

Form 10-KSB/A for the year ended April 30, 2005

Form 10-QSB for the quarter ended July 31, 2005

Form 10-QSB for the quarter ended October 31, 2005

Form 10-QSB for the quarter ended January 31, 2006

Transitional Small Business Disclosure Format (check one)     Yes ☐      No ☒

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Yes, Chapter 11, filed on May 16, 2002. Bankruptcy dismissed January 14, 2003.

Forward Looking Statements

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

ITEM 1.   DESCRIPTION OF BUSINESS

HISTORY AND ORGANIZATION

Vision Energy Group, Inc. (Formerly O’Hara Resources Ltd.) (the “Company”), a development stage company, was organized on February 2, 1984 as a British Columbia Corporation.  The Company was merged into a Nevada corporation on October 26, 1990.  On November 10, 1990, the Company filed a Form 20-F, whereby it registered itself with the Securities and Exchange Commission.

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

On February 6, 2005, the Company completed a share exchange agreement whereby O’Hara Resources, Ltd. issued 9,638,000 post-split shares of its common stock in exchange for all of the outstanding common stock of Vision Energy Corporation on a 1-for-1 basis.  Immediately prior to the share exchange, O’Hara Resources, Ltd. had 1,231,986 post-split shares of common stock issued and outstanding.  The share exchange agreement was accounted for as a recapitalization of Vision Energy Corporation because the shareholders of Vision Energy Corporation controlled the Company immediately after the acquisition.  Therefore, Vision Energy Corporation is treated as the acquiring entity.  Accordingly, there was no adjustment to the carrying value of the assets or liabilities of Vision Energy Corporation.  O’Hara Resources, Ltd. is the acquiring entity for legal purposes and Vision Energy Corporation is the surviving entity for accounting purposes.  In conjunction with the share exchange agreement, the shareholders of the Company authorized a reverse stock split of 1-for-40.  All references to shares of common stock have been retroactively restated.  After completion of the share exchange agreement, O’Hara Resources, Ltd. changed its name to Vision Energy Group, Inc.

Vision Energy Corporation was organized on April 12, 2002 as a Nevada Corporation. All financial history prior to the merger with O’Hara Resources on February 6, 2006 in these financial statements is that of Vision Energy Corporation. A reverse merger adjustment was made at February 6, and all history post merger is a consolidation of the two companies.

ITEM 2 - DESCRIPTION OF PROPERTIES

The Company has no properties at this time. The Company’s only operating lease expired on October 31, 2006 for its office facilities.  The Company signed a new one year lease on November 1, 2006 for new facilities at $3,420 per month.

PATENTS AND TRADEMARKS

Vision Energy Corp, the operating subsidiary of Vision Energy Group, Inc. purchased a patent-pending process to generate high efficiency, low cost clean power from pressure let down at the let down control valves in high pressure natural gas transmission lines. This let down recovery (“LER”) system utilizes a waste heat source in combination with let down expansion turbine. The waste heat is utilized to preheat the let down gas prior to expansion thereby taking maximum advantage of the “free energy” available in let down gas. These LER power plants produce zero emission power at fifty percent of the cost of comparably sized modern power plants. Payback time is approximately two years on the investment in an LER plant.

ITEM 3 - LEGAL PROCEEDINGS

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED MATTERS.

The principal market on which the Company's shares of common stock are traded is the NQB Pink Sheets under the symbol VGYI.

Our common shares are designated as “penny stock” and thus may be more illiquid.  The SEC has adopted rules (Rules 15g-2 through l5g-6 of the Exchange Act), which regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks generally are any non-NASDAQ equity securities with a price of less than $5.00, subject to certain exceptions.  The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customers account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that is subject to the penny stock rules.  Since our common shares are subject to the penny stock rules, persons holding or receiving such shares may find it more difficult to sell their shares.  The market liquidity for the shares could be severely and adversely affected by limiting the ability of broker-dealers to sell the shares and the ability of shareholders to sell their stock in any secondary market.

The trading volume in the Common Stock has been and is extremely limited. The limited nature of the trading market can create the potential for significant changes in the trading price for the Common Stock as a result of relatively minor changes in the supply and demand for Common Stock and perhaps without regard to our business activities. Because of the lack of specific transaction information and our belief that quotations are particularly sensitive to actual or anticipated volume of supply and demand, we do not believe that such quotations are reliable indicators of a trading market for the Common Stock.

The market price of our common stock may be subject to significant fluctuations in response to numerous factors, including: variations in our annual or quarterly financial results or those of our competitors; conditions in the economy in general; announcements of key developments by competitors; loss of key personnel; unfavorable publicity affecting our industry or us; adverse legal events affecting us; and sales of our common stock by existing stockholders.

Subject to the above limitations, we believe that during the eight fiscal quarters preceding the date of this filing, the high and low sales prices for the Common Stock during each quarter were, as set forth in the table below (such prices are without retail mark-up, mark-down, or commissions and are adjusted for a 1:40 reverse split).

	High	Low
2006 Market Price
First Quarter	$1.60	$0.60
Second Quarter	$1.80	$0.65
Third Quarter	$1.50	$0.26
Fourth Quarter	$1.10	$0.26

2005 Market Price
First Quarter	$1.80	$0.80
Second Quarter	$1.80	$0.80
Third Quarter	$.80	$0.40
Fourth Quarter	$2.26	$0.40

The approximate number of shareholders of the Company's common stock as of April 30, 2006 was 716.

No cash dividends were declared during the fiscal years ending April 30, 2005 and April 30, 2006.

RECENT SALES OF UNREGISTERED SECURITIES

In November 2005, the Company issued 540,000 shares of common stock for the services valued at $324,000.

In October 2005, the Company issued 20,000 shares of common stock for capital of $19,440.

In September 2005, the Company issued 23,500 shares of common stock for $23,500.

In August 2005, the Company issued 70,500 shares of common stock for $90,880.

In July 2005, the Company issued 5,000 shares of common stock for $5,000.

In May 2005, the Company issued 9,000 shares of common stock for $9,000.

For each of these transactions, the Company relied on an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933 and the regulations promulgated thereunder.

We have utilized the funds received from the stock sales for general working capital and business activities.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Plan of Operation

Since inception, our operations have been limited to locating and purchasing oil and gas technology. The completion of the O’Hara Resources Ltd/ Vision Energy Corp transaction has allowed us to negotiate potential acquisitions and the entry into refining bio-diesel fuels all of which will use our proprietary technology.

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

We are currently negotiating the acquisition of operating natural gas wells that will require the use of the Company’s proprietary technology to economically high grade the gas before introduction into pipelines for sale. This process increases the demand and price for the gas and provides a working model of the technology for large volume producers of low BTU gas to review.

Recent Developments

In March 2007, we executed a letter of intent with Whitewater Oil Gas & Minerals, Inc. (“WOGM”) of Kansas whereby Vision Energy Group will take over control of Whitewater Oil Gas & Minerals via an exchange of shares after Vision Energy has conducted a due diligence investigation.

Vision Energy will also provide working capital to Whitewater Oil Gas & Minerals to allow them to increase oil production from the Butler County, Kansas wells that they have under contract. These funds will be used to manufacture the pumping units using the patented technology and putting the subterranean oil-water separation pumps into oil production immediately when the pumps come out of the fabrication shop. It is anticipated that the work shop will complete approximately 7 to 10 pumps per month. Management of WOGM will remain as operators of production and pump manufacturing and installation.

We believe that the major advantages of using these pumps is that no water is brought to the surface thereby decreasing electricity costs significantly and in addition there are no water separation, storage or disposal costs. These costs in combination are the principal factors that prevent marginal stripper wells from remaining in production. Testing of the pumps in a production capacity has successfully improved the net return of the test wells. Average production has been 3 barrels per day, of which WOGM receives 20% after the pump unit cost plus installation costs have been recovered.

WOGM has one contract with a petroleum production company in Kansas in operation and Letters of Intent with 3 other companies who are ready to go into production contracts in Kansas and Ohio. Altogether these companies have offered a total of 1,200 wells for consideration by WOGM to install their pumps. WOGM estimates that at least 350 of these wells will benefit by having their pumps installed and could be as high as 1,000 wells. Management of Whitewater Oil Gas & Minerals estimate revenue of up to $500,000 in 2007 and $1,277,000 in 2008, however there can be no assurances that these estimates will materialize.

In addition, in March 2007, Vision Energy Group, Inc. signed a letter of intent with AMT Industries Nevada Inc. to purchase 100% of the interest in the Tillicum Mountain Gold Mine in British Columbia. The purchase will be effected by an exchange of shares between the 2 Companies and encompasses approximately 16,000 acres of land, plant and equipment on site and previous work carried out in recent years. The gold ore reserve calculations carried out in 1996 by Mr. George Addie of BC show approximately 500,000 ozs. of drill indicated proven reserves and a further 250,000 ozs. indicated reserves in other categories. These calculations were based on a cut off grade of .35 ozs. per ton. With the current buoyant precious metal prices this cut off grade may be able to be decreased with a resultant increase in the available tonnage reserve.

The Mining Plan shows an initial 300 tons per day production after site works completion, for 35,000 to 40,000 ozs. per year produced. As the underground development progresses the daily production will increase to 400 tons and produce approximately 50,000 ozs. per year. Discussions are being held to raise the $10 million required to put the mine into operation.

We do not currently have any firm commitments for the funding and we can give no assurances that we will be successful in implementing our proposed operations.

Employees

The Company currently has no employees other than its officers.  It is expected that the majority of subsidiary employees will be outsourced.

Results of Operations

The financial information set forth in the following discussion should be read with the financial statements of Vision Energy included elsewhere herein.

For the years ended April 30, 2006 and 2005, we had net losses of $719,237 and $231,396, respectively.  We received no revenues. Operating expenses for the years ended April 30, 2006 and 2005 were $682,805 and $211,175. Operating expenses consisted of depreciation and amortization of $27,808 and $17,618 for the 2006 and 2005 fiscal years, respectively and general and administrative expenses of $654,997 and $193,557 for the same time periods. The increase in general and administrative expense was from increases of $262,861 for legal and professional fees, wages of $205,170 and $36,000 in rent.  These were offset small decreases in various accounts.

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

Critical Accounting Policies

For revenue recognition policies, see NOTE 1 to the financial statements for Revenue Recognition and Deferred Revenue. Our equipment does not consist of long lived assets that would require impairment. We remove any asset that is obsolete or is inoperable at the time either contingency becomes known. Our other significant accounting policies are defined beginning with NOTE 1 to the financial statements.

New Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Research and Development

The Vision Energy Group subsidiary will continue its design of its Let Down Energy Recovery System, its Organic Rankin Cycle heat recovery system and the landfill gas to Liquid Natural Gas system. Negotiations are ongoing with various potential users to assist in the funding and the building of pilot projects. The company has also researched the possibility of manufacturing bio-diesel in the western states in conjunction with an established producer of bio-diesel from NYC and plans to go forward after raising adequate capital.

ITEM 7.   FINANCIAL STATEMENTS

VISION ENERGY GROUP, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2006 AND 2005

Report of Registered Public Accounting Firm

To the Board of Directors and

Stockholders of

Vision Energy Group, Inc. and Subsidiary

f/k/a O’Hara Resources, Ltd

We have audited the accompanying consolidated balance sheets of Vision Energy Group, Inc. and Subsidiary(a development stage company) (a Nevada corporation) as of April 30, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and from inception on April 12, 2002 through April 30, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vision Energy Group, Inc. and Subsidiary as of April 30, 2006 and 2005 and the results of its operations and cash flows for the years then ended and from inception on April 12, 2002 through April 30, 2006 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Vision Energy Group, Inc. will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has accumulated losses from operations and has the need to raise additional financing in order to satisfy its vendors and other creditors and execute its business plan which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Chisholm, Bierwolf & Nilson, LLC

Bountiful, Utah 84010

April 1, 2007

Vision Energy Group, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS	April 30, 2006	April 30, 2005
CURRENT ASSETS:
Cash	$10,672	$0
Accounts Receivable, net	0	15,054
Notes Receivable	0	25,487
Total Current Assets	10,672	40,541

PROPERTY, PLANT & EQUIPMENT, NET	0	7,131
Patents and Trademarks, net	382,486	403,162
Total Other Assets	382,486	410,293
TOTAL ASSETS	$393,158	$450,834

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$27,735	$87,840
Accrued expenses	514,751	303,250
Current portion of long-term debt	276,190	237,865
Total Current Liabilities	818,676	628,955

LONG-TERM LIABILITIES
Notes payable	223,800	164,902
Notes payable-related party	52,390	72,963
Less: current portion of long-term debt	(276,190)	(237,865)
Total Long-term Liabilities	0	0
Total Liabilities	818,676	628,955

STOCKHOLDERS' EQUITY/(DEFICIT):
Preferred stock, Series A, $.001 par value; 50,000,000 shares authorized; $.001 par value, no shares issued and outstanding	0	0
Preferred stock, Series B, $.001 par value; 50,000,000 shares authorized; $.001 par value, no shares issued and outstanding	0	0
Capital stock, $.001 par value; 100,000,000 shares authorized; 23,074,972 and 21,739,972 shares, issued and outstanding	23,075	21,740
Additional paid-in capital	785,295	314,790
Deficit accumulated during the development stage	(1,233,888)	(514,651)
Total Stockholders' (Deficit)	$(425,518)	$(178,121)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$393,158	$450,834

See accompanying notes to consolidated financial statements.

Vision Energy Group, Inc. and Subsidiary
(A Developmental Stage Company)
Consolidated Statements of Operations

			From Inception
			April 12, 2002
	Year Ended		Through
	April 30,	April 30,	April 30,
	2006	2005	2006
SALES, Net	$0	$0	$0

COST OF SALES	0	0	0

Gross margin	0	0	0

EXPENSES:
Depreciation and amortization	27,808	17,618	53,218
General and administrative expenses	654,997	193,557	1,124,017

Total expenses	685,805	211,175	1,177,235

(LOSS) from operations	(682,805)	(211,175)	(1,177,235)

OTHER INCOME (EXPENSE)
Interest income	0	0	0
Interest expense	(36,432)	(20,221)	(56,653)

Total other income (expense)	(36,432)	(20,221)	(56,653)

NET (LOSS) BEFORE TAXES	(719,237)	(231,396)	(1,233,888)

PROVISIONS FOR INCOME TAXES	0	0	0

NET (LOSS)	$(719,237)	$(231,396)	$(1,233,888)

EARNINGS (LOSS) PER COMMON SHARE	$(0.03)	$(0.01)	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING	22,321,520	19,799,703	19,162,486

See accompanying notes to consolidated financial statements.

Vision Energy Group, Inc. and Subsidiary (A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
From Inception on April 12, 2002 to April 30, 2006

	Capital Stock Shares	Capital Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance April 12, 2002 (inception)	-	$-	$-	$-	$-

Common stock issued to founders	14,980,000	14,980	(7,490)	-	7,490
Common stock issued for cash	506,000	506	21,949	-	22,455
Net loss from inception through April 30, 2003	-	-	-	(99,575)	(99,575)

Balance April 30, 2003	15,486,000	15,486	14,459	(99,575)	(69,630)

Common stock issued for cash	3,740,000	3,740	162,132	-	165,872
Common stock issued for services	20,000	20	9,980	-	10,000
Net loss for the year ended April 30, 2004	-	-	-	(183,680)	(183,680)

Balance April 30, 2004	19,246,000	19,246	186,571	(283,255)	(77,438)

Common stock issued for services	30,000	30	14,970	-	15,000
Paid in capital for intangible assets	-	-	413,500	-	413,500
Reverse merger adjustment (Vision Energy Group)	2,463,972	2,464	(300,251)	-	(297,787)
Net loss for the year ended April 30, 2005	-	-	-	(231,396)	(231,396)

Balance April 30, 2005	21,739,972	21,740	314,790	(514,651)	(178,121)

Common stock issued for services	1,080,000	1,080	322,920	-	324,000
Common stock issued for cash	255,000	255	147,585	-	147,840
Net loss for the year ended April 30, 2006	-	-	-	(719,237)	(719,237)

Balance April 30, 2006	23,074,972	$23,075	$785,295	$(1,233,888)	$(425,518)

See accompanying notes to consolidated financial statements.

Vision Energy Group, Inc. and Subsidiary (A Development Stage Company)
Consolidated Statements of Cash Flows

			From Inception
			April 12, 2002
	Year Ended		Through
	April 30,	April 30,	April 30,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(719,237)	$(231,396)	$(1,233,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Reserve against loans receivable	25,487	0	25,487
Stock issued for services and expense reimbursements	324,000	15,000	356,490
Depreciation and amortization	27,808	17,618	53,218
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	15,054	0	0
Increase (decrease) in accrued expenses	211,501	50,221	328,329
Increase (decrease) in accounts payable	(60,107)	91,211	27,733

Net cash used in operating activities	(175,494)	(57,346)	(442,631)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	0	(2,175)	(22,203)
Payment for notes receivable	0	(100)	(75,132)
Payments received on notes receivable	0	49,645	49,645

Net cash used in investing activities	0	47,370	(47,690)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash from sale of stock	147,840	0	336,167
Proceeds from notes payable	88,770	0	230,270
Principal payments on Long-term debt	(50,445)	(5,000)	(65,445)

Net cash used in financing activities	186,165	(5,000)	500,992

Net Increase (decrease) in Cash	10,671	(14,976)	10,671

CASH AT BEGINNING PERIOD	0	14,976	0

CASH AT END OF PERIOD	$10,671	$0	$10,671

Cash paid for interest	$6,750	$0	$6,750

Cash paid for income taxes	$0	$0	$0
Non-cash activities:
Stock issued for services and expense reimbursements	$324,000	$15,000	$356,490

See accompanying notes to consolidated financial statements.

VISION ENERGY GROUP, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2006 and 2005

NOTE  1  -  THE COMPANY

Vision Energy Group, Inc. (Formerly O’Hara Resources Ltd.) (the Company), a development stage company, was organized on February 2, 1984 as a British Columbia Corporation.  The Company was merged into a Nevada corporation on October 26, 1990.  On November 10, 1990, the Company filed a Form 20-F, whereby it registered itself with the Securities and Exchange Commission.

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

On February 6, 2005, the Company completed a share exchange agreement whereby O’Hara Resources, Ltd. issued 9,638,000 post-split shares of its common stock in exchange for all of the outstanding common stock of Vision Energy Corporation on a 1-for-1 basis.  Immediately prior to the share exchange, O’Hara Resources, Ltd. had 1,231,986 post-split shares of common stock issued and outstanding.  The share exchange agreement was accounted for as a re-capitalization of Vision Energy Corporation because the shareholders of Vision Energy Corporation controlled the Company immediately after the acquisition.  Therefore, Vision Energy Corporation is treated as the acquiring entity.  Accordingly, there was no adjustment to the carrying value of the assets or liabilities of Vision Energy Corporation.  O’Hara Resources, Ltd. is the acquiring entity for legal purposes and Vision Energy Corporation is the surviving entity for accounting purposes.  In conjunction with the share exchange agreement, the shareholders of the Company authorized a reverse stock split of 1-for-40.  All references to shares of common stock have been retroactively restated.  After completion of the share exchange agreement, O’Hara Resources, Ltd. changed its name to Vision Energy Group, Inc.

Vision Energy Corporation was organized on April 12, 2002 as a Nevada Corporation. All financial history prior to the merger with O’Hara Resources on February 6, 2005 in these financial statements is that of Vision Energy Corporation. A reverse merger adjustment was made at February 6, and all history post merger is a consolidation of the two companies. This summary of significant accounting policies of Vision Energy Group, Inc. (the Company) is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Consolidation Policy

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Vision Energy, Inc.  All material inter-company accounts and transactions have been eliminated in consolidation

Accounting method  -  The Company’s financial statements are prepared using the accrual method of accounting.

Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, accounts payable, short-term bank loans, customer deposits, taxes payable, other payables and accrued expenses and due to stockholders. Management has estimated that the carrying amount approximates their fair value due to their short-term nature.

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

Earnings Per Share - Net loss per common share for the years ended April 30, 2006 and 2005 is computed based on the weighted average common stock and dilutive common stock equivalents outstanding during the year as defined by Statement of Financial Accounting Standards, No. 128, "Earnings Per Share".

For the Years Ended:

	April 30,
	2006	2005
Basic Earnings per share:
Income (Loss)(numerator)	$(719,237)	$(231,396)
Shares (denominator)	22,321,520	19,799,703
Per Share Amount	$(0.03)	$(0.01)

Statement of Cash Flows  -  The Company considers (if and when they have any) all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company did not have any cash equivalents at April 30, 2006 and 2005.

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

Property, Plant & Equipment - Property, plant and equipment are carried at cost. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets. The Company has adopted Statement of Financial Accounting

Standard No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”(“SFAS No. 144”). As provided by SFAS No. 144, when indicators of impairments of long-lived assets are discovered and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount, the Company recognizes an impairment loss.

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

Acquired identifiable intangible assets with a cost of approximately $413,500 consist of values assigned to patents and trademarks and patent licenses. These intangibles are amortized on a straight-line method over 20 years. We expect contracts issued for use of these patents and trademarks or their licenses to be for no less than 20 years. During the year ended April 30, 2006, $20,676 was recognized as amortization expense related to these identifiable intangible assets.

Comprehensive Income  -  The Company adopted Statement of Financial Accounting Standard No. 130, “Comprehensive Income”(“SFAS No. 130”), which is effective for annual periods ending after December 15, 1997.  As provided by SFAS No. 130, reclassification adjustments to prior year amounts are reported in a separate statement of comprehensive income along with current year components of comprehensive income.  For all periods presented in these financial statements, comprehensive income (loss) was equal to net income (loss) therefore, no separate statement has been presented.

New Accounting Pronouncements – In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS. This Statement replaces APB No. 20, ACCOUNTING CHANGES and FASB No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies it all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 did not have an impact on the Company’s consolidated financial statements.

In December 2005, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on fair value of the assets exchanged. The guidance included certain exceptions to that principle. The statement amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2006. The Company does not believe that the adoption of this statement will have a material effect on its financial statements.

In November 2005, the Financial Accounting Standards Board issued statement of Financial Accounting Standard No. 151, "Inventory Costs". The new Standard amends Accounting Research Bulletin No. 43, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This Statement is effective for fiscal years beginning after June 15, 2006. We do not expect the adoption of this Statement to have a material impact on our financial condition or results of operations.

In June 2005, the EITF reached a consensus on Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock." EITF 02-14 addresses whether the equity method of accounting should be applied to investments when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of  accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The effective date of EITF 02-14 is the first reporting period beginning after September 15, 2005. The adoption of EITF No. 02-14 did not have a material impact on the financial condition, results of operations or cash flows of the Company.

In February 2006, the FASB issued SFAS No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS   AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140.This Statement amends FASB Statements No. 133, accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issued No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The adoption of SFAS No. 155 did not have an impact on the Company's consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS   AN AMEDNMENT OF FASB STATEMENT No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The adoption of SFAS No. 156 did not have an impact on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 did not have an impact on the Company's consolidated financial statements. The Company presently comments on significant accounting policies (including fair value of financial instruments) in Note 2 to the financial statements.

In September 2006, the FASB issued SFAS No. 158, EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106 AND 132(R). This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other that a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The adoption of SFAS No. 158 did not have an impact on the Company's consolidated financial statements.

Management does not expect any material impact on the Company's consolidated financial position or results of operations from the implementation of these statements.

NOTE  3  -  GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred net losses of $1,233,888 for the period from April 12, 2002 (inception) through April 30, 2006.  These factors, among others, raise substantial doubt as to the Company’s ability to obtain debt and/or equity financing and achieve profitable operations.

The Company’s management intends to raise additional operating funds through equity and/or debt offerings.  However, there can be no assurance management will be successful in its endeavors. Ultimately, the Company will need to achieve profitable operations in order to continue as a going concern.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE   4  -  DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7.  It has yet to commence full-scale operations.  From inception through April 30, the Company did not have any net income from operations.  At the current time, the Company has $393,158 in assets and $818,676 in liabilities.

The Company has not yet generated significant revenue and has begun to fund its operations through the issuance of equity.  Accordingly, the Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional financing and execute its business plan.  There can be no assurance that the Company will be able to obtain additional funding, and, if available, that the funding will be obtained on terms favorable to or affordable by the Company.  The Company's management is exploring several funding options and expects to raise additional capital through private placements to continue to develop the Company's operations around its business plan.  Ultimately, however, the Company will need to achieve profitable operations in order to continue as a going concern.

NOTE  5  -  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at April 30, 2006 and 2005:

	2006	2005
Furniture and equipment	$13,063	$13,063
Automobile	9,140	9,140
Less: Accumulated depreciation	(22,203)	(15,072)
Net Property, plant and equipment	$0	$7,131

Depreciation expense has been recorded for the years ended April 30, 2006 and 2005, in the amounts of $7,131 and $7,792, respectively.

NOTE  6  -  PATENTS AND TRADEMARKS

Vision Energy Corp, the operating subsidiary of Vision Energy Group, Inc. purchased a patent-pending process to generate high efficiency, low cost clean power from pressure let down at the let down control valves in high pressure natural gas transmission lines. This let down recovery (“LER”) system utilizes a waste heat source in combination with let down expansion turbine. The waste heat is utilized to preheat the let down gas prior to expansion thereby taking maximum advantage of the “free energy” available in let down gas.

These LER power plants produce zero emission power at fifty percent of the cost of comparably sized modern power plants. Payback time is approximately two years on the investment in an LER plant.

Management has determined that the life of the patents are 20 years and are amortizing the costs capitalized on the straight-line method.

The following is a summary of intangible assets at April 30, 2006

	Gross Amount	Accumulated Amortization
Patents and Trademarks	$413,500	$40,897
	$413,500	$40,897

Amortization expense for the years ended April 30, 2006 and April 30, 2005 was $20,676 and $20,221, respectively.

NOTE  7  -  INCOME TAXES

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

Amounts for deferred tax assets are as follows:

	April 30, 2006	April 30, 2005
Deferred tax asset, net of valuation allowances as per below:	$-	$-

The following temporary differences gave rise to the deferred tax asset at April 30, 2006 and 2005.

	April 30, 2006	April 30, 2005
Tax benefit of net operating loss carry forward.	$244,541	$96,307
Valuation allowance of net operating loss carry-forward in future years.	(244,541)	(96,307)
	$0	$0

Because the Company has not generated taxable income since its inception, no provision for income taxes has been made.  The net operating losses carried forward have began to expire, and may be limited in deductibility due to ownership changes.  The net operating loss carry forward is $1,233,888 and expires in 2026.

NOTE  8  -  LONG-TERM LIABILITIES

Long-term liabilities are detailed as follows as of April 30, 2006 and 2005:

Notes payable:	2006	2005
Note payable to a Corporation, due on demand and interest bearing at 10% per annum, unsecured.	$10,000	$9,980

Note payable to a Corporation, due on demand and interest bearing at 10% per annum, unsecured.	39,150	39,120

Note payable to a Corporation, due on demand and interest bearing at 10% per annum, unsecured.	30,000	29,980

Note payable to a Corporation, due on demand and interest bearing at 10% per annum, unsecured.	7,150	7,130

Note payable to a Corporation, due on demand and interest bearing at 10% per annum, unsecured.	12,000	11,980

Note payable to a Corporation, due on demand and interest bearing at 10% per annum, unsecured.	0	2,000

Note payable to a Corporation, due on demand and interest bearing at 10% per annum, unsecured.	25,000	39,252

Note payable to a Corporation, due on demand and interest bearing at 10% per annum, unsecured.	25,500	25,460

Note payable to an individual, due on demand and interest bearing at 15% per annum, unsecured.	75,000	0

Note payable to an interested party, due on demand and bears interest at 10% per annum	52,390	72,963

Total Notes Payable	276,190	237,865
Less: Current Portion - Related Party	(52,390)	(72,963)
Less: Current Portion	(223,800)	(164,902)
Less: Current Portion	(276,190)	(237,865)

Total Long-Term Liabilities	$-	$-

NOTE  9  -  NOTE RECEIVABLE

Since inception the Company had advanced $266,957 to a company that was affiliated with our current President. The borrower had repaid $241,957 leaving a balance of $25,000. The note does not bear interest. During the year ended April 30, 2006, the Company reserved against the remaining $25,000 due to the uncertainty of collection on the balance.

NOTE  10  -  RELATED PARTY TRANSACTION

During fiscal 2005 and the prior years the President of the Company had funded the Company $92,818 and had received total payment by April 30, 2006.

During fiscal 2005 the President of the Company had advanced an additional $77,994 and been repaid $5,031 leaving a balance of $72,963 at April 30, 2005.

During fiscal 2006 the President of the Company had advanced an additional $13,620 and been repaid $34,193 leaving a balance of $52,390 at April 30, 2006.

NOTE  11  -  NON-CASH TRANSACTIONS

The following non-cash investing and financing activities occurred during the period from inception through April 30, 2006:

During 2005, the Company exchanged 1,080,000 shares of its common stock for financial and management consulting services valued at $324,000.  The value assigned to this contract was based on the normal billing rate of the vendor for the services rendered.  This was an equivalent to $.30 per share for the number of shares issued.

NOTE  12  -  STOCKHOLDERS’ EQUITY

The Company consummated a two for one forward stock split on July 19, 2006.  The financial statements presented in this financial report have been retroactively restated to reflect this forward split.

As of April 30, 2006, there are no options or warrants issued and outstanding.

The Company during the year issued 255,000 shares of its common stock for $147,840.  These shares were issued under a private placement for $.50-.60 per share (post-split).  This cash was used for the operations of the company.

NOTE  13  -  COMMITMENTS AND CONTINGENCIES

The Company’s only operating lease expired on October 31, 2006 for its office facilities.  The Company signed a new one year lease on November 1, 2006 for new facilities at $3,420 per month.

ITEM 8.   CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There is no disagreement with the accountants and there has been no change in the Company Accountants in the five most recent years.

ITEM 8A.   CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 30, 2006. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the period covered by this report that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION

There is no information to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-KSB that has not been previously filed with the Securities and Exchange Commission.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth information concerning the directors and officers of Vision Energy and their ages and positions. Each director holds office until the next annual stockholders' meeting and thereafter until the individual's successor is elected and qualified. Officers serve at the pleasure of the board of directors.

Name	Age	Position with Company

Russell L. Smith	63	Chairman, CEO and President
Peter Jonker	58	Director and COO
Ralph Greenberg	63	Director and Sr. VP Engineering
Norman Birmingham	51	Treasurer
Matt Wyrick	29	Secretary
Charles A. Daugherty	72	Director
Fred Schiemann	55	Director

RUSSELL L. SMITH, CHAIRMAN, PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR

Russell L. Smith, age 63, became Chairman in October 2005 and President and Chief Executive Officer in February 2005. Mr. Smith brings the Company the knowledge to expand the Company internationally and provide a firm focused business plan from his thirty year history in energy, gold mining, oil production and green power and alternative energy sources. Mr. Smith currently serves as a director, President and Chief Financial Officer of Power Save International, Inc., a position he has held since 2005. Mr. Smith had previously retired after a successful career creating substantial revenues and financing operations for several companies.

PETER  JONKER, DIRECTOR AND CHIEF OPERATING OFFICER

Peter Jonker, age 58, became Director and Chief Operating Officer in February 2005. Mr. Jonker currently serves as President of Global Energy Systems, LLC that is developing proprietary waste to energy process technology. He also serves as Chairman of the Board of Directors of Kelly Space and Technology. Mr. Jonker has previously received U.S. Presidential appointment to Clean Air Act Advisory Committee. He is responsible for developing and implementing alternative energy solutions for the Company.

Mr. Jonker has a Bachelors and Masters Degree in Chemical Engineering, graduating Cum Laude from University of Southern California and Juris Doctor from Western State University. He is a member of the California Bar.

RALPH GREENBERG, DIRECTOR AND SENIOR VICE PRESIDENT ENGINEERING

Ralph Greenberg, age 63, Senior Vice President Engineering and Director in February 2005. Mr. Greenberg has spent his life in consulting roles in the power/energy related fields and has developed and patented a process to produce impure oxygen with minimum power consumption. He has a patent pending for the production of low cost electricity from pipeline natural gas letdown. Mr. Greenberg’s client list includes major U.S corporations that produce industrial gases, energy, steel and space projects.

NORMAN J. BIRMINGHAM, TREASURER

Norman J. Birmingham, age 51, became Treasurer in February 2005. He was formerly President, Chief Financial Officer and Director of Power Save International, Inc. (OTC:PWSV) from May 2004 through his resignation in September 2004. He was formerly President and Director of Neometrix Technology Group, Inc. (OTCBB: NMTX) from October 2003 to October 2004. He was Chief Financial Officer of NMTX from February 2003 until October 2005. He also served as director and President and Director of the NMTX subsidiary AMS Systems, Inc. from October 2003 through October 2004 and its Chief Financial Officer from February 2003 through October 2004. Mr. Birmingham was a director of Blue Moon Group, Inc, (OTCBB:BMOO) from March 2000 through January 2003also serving as chief financial officer at various times during this period. In March 2002, Mr. Birmingham became President of American Commerce Solutions, Inc. (OTCBB:AACS) until his resignation in July 2002. He had served chief financial officer and director AACS and its predecessor from January 2000 through March 2002. Mr. Birmingham has served as the President or Chief Financial Officer of other companies from 1987 through 1999.

MATT WYRICK, SECRETARY

Matt Wyrick, age 29, became secretary and Chief Administrative Officer in February 2005. Mr. Wyrick is currently manager of the executive offices.  Mr. Wyrick has been owner operator of Integrity Management for 10 years.  Integrity Management is a Talent Management Company as well as a Multi Media Production House. He currently manages Integrity Management, Livemusicla.comand indiemusicexpo.com.

CHARLES A DAUGHERTY, DIRECTOR

Charles A Daugherty, age 72, became Director in February 2005. He is retired after a 35 year career as an engineer and space scientist. He was program manager of Planetary Coral Reef Satellite an M&P Engineer and Scientist on the International Space Station, Space Shuttle Main Engine Project and several other space projects from 1974 through 2001.

FRED V SCHIEMANN, DIRECTOR AND VICE PRESIDENT

Fred V Schiemann, age 55, became Director and Vice President in February 2005. Mr. Schiemann is a Certified Public Accountant in Nevada. He currently serves as the interim Chief Financial Officer of American Leisure Holdings, Inc., Treasurer of Biz2Biz.com, Powerlean USA and Interactive Health Network. Mr. Schiemann also owns an accounting practice in Reno, Nevada specializing in public company registrations, and administration and consulting to small public companies.

During the last five years, no officers or directors (except as noted above) have been involved in any legal proceedings, bankruptcy proceedings, criminal proceedings or violated any federal or state securities or commodities laws or engaged in any activity that would limit their involvement in any type of business, securities or banking activities.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of the outstanding shares of the Company's Common Stock, to file initial reports of beneficial ownership and reports of changes in beneficial ownership of shares of Common Stock with the Commission. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

All holders are in compliance with this section.

AUDIT COMMITTEE AND FINANCIAL EXPERT

We do not have an Audit Committee. The Company's directors perform some of the same functions of an Audit Committee, such as; recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no audit committee financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

CODE OF ETHICS

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

1)

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.

2)

Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to the Securities and Exchange Commission and in other public communications made by the Company.

3)

Compliance with applicable government laws, rules and regulations.

4)

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

5)

Accountability for adherence to the code.

We have not adopted a formal code of ethics statement. The board of directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons who are also the officers and directors and many of the persons employed by the Company are independent contractors general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines.

ITEM 10.   EXECUTIVE COMPENSATION

The following table reflects compensation paid to our officers and directors on an annual basis.

					LONG TERM COMPENSATION
					AWARDS
		ANNUAL COMPENSATION					PAYOUTS
					RESTRICTED	SECURITIES
					STOCK	UNDERLYING	LTIP	ALL OTHER
NAME AND		SALARY	BONUS	OTHER	AWARD	OPTIONS	PAYOUTS	COMPENSATION
PRINCIPAL POSITION	YEAR (1)	($)	($)	($)	($)	SARS(#)	($)	($)
Russell L. Smith,	2006	$90,000
President, CEO and Chairman of the Board of Directors	2005	$90,000

Robert Vrooman,	2005	$150,000
former President and Chairman of the Board of Directors

(1)

Annual compensation.

No other persons make over $100,000 per year.

COMPENSATION OF DIRECTORS

Persons who are directors and employees will not be additionally compensated for their services as a director.  There is no plan in place for compensation of persons who are directors who are not employees, but it is expected that in the future we will create a remuneration and expense reimbursement plan. It is anticipated that such a plan would be primarily based on stock issuances or stock options.

OTHER COMPENSATION ARRANGEMENTS

We currently do not have any other compensation arrangements. We may implement some form of compensation plan in the future for the purpose of compensating employees or consultants.

ITEM 11.

 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 30, 2006, the name and shareholdings of each person who owns of record, or was known by us to own beneficially,* 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group.

 (a) Percentage and number of shares is based in the shares outstanding on April 30, 2006 and does not take into consideration any subsequent issuance of shares or action which may affect the number of outstanding shares of the Company.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner *	Percentage of Class
Common Stock $.001 par value	Ariadne Investments LTD (1) P.O. Box 60 Charlestown Nevis West Indies	8,000,000	34.7%
	Charles Daugherty 4316 Marina City Dr. Marina del Rey, CA 90292	85,000.4%
	Ralph Greenberg 795 White Oak Dr. Santa Rosa, CA 95409	700,000	3.0%
	Peter Jonker 2375 Victoria Dr Laguna Beach, CA 92651	100,000.4%
	Matt Wyrick 10755 Massachusetts #1 Los Angeles, CA 90024	100,000.4%

	Total (2)	4,742,500	20.6%

* Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock issuable upon the exercise of options or warrants currently exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

(1)

Russell L. Smith, President of the Company is the majority shareholder of this shareholder.

(2)  The securities of the Company, beneficially owned by all officers and directors of the Company, as a group, as of April 30, 2006.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 2005 and the prior years the President of the Company had funded the Company $92,818 and had received total payment by April 30, 2006.

During fiscal 2005 the President of the Company had advanced an additional $77,994 and been repaid $5,031 leaving a balance of $72,963 at April 30, 2005.

During fiscal 2006 the President of the Company had advanced an additional $13,620 and been repaid $34,193 leaving a balance of $52,390 at April 30, 2006.

Since inception the Company had advanced $266,957 to a company that was affiliated with our current President. The borrower had repaid $241,957 leaving a balance of $25,000. The note does not bear interest. During the year ended April 30, 2006, the Company reserved against the remaining $25,000 due to the uncertainty of collection on the balance.

ITEM 13.   EXHIBITS

a.  Exhibits

Exhibit Number

Name of Exhibit

10.1

Employment contract of Russell Smith (2)

20.1

Stock Purchase Agreement Vision (2)

20.2

Stock Purchase Agreement of Vision Energy Corp. (2)

31.1

Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2

Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1

Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

__________________________

(1)

Filed herewith

(2)

Previously filed with Form 10-KSB on January 3, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The company paid audit and financial statement review fees totaling $20,516 and $13,122 for the fiscal years ended April 30, 2006 and 2005, respectively, to Chisholm, Bierwolf & Nilson, LLC, our current independent accountants.

Audit-Related Fees

None

Tax Fees

None

All Other Fees

None

Audit committee policies & procedures

The Company does not currently have a standing audit committee. The above services were approved by the company’s Board of Directors.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Russell L. Smith	Chairman and CEO	April 13, 2007
Russell L. Smith