Form 10QSB
period 2006-07-31
Advanced Mineral Technologies, Inc
filed 2007-05-29
CIK 830821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended July 31, 2006

COMMISSION FILE NUMBER     0-16602

VISION ENERGY GROUP, INC.

 (Exact name of registrant as specified in charter)

NEVADA	88-0485907
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

4333 Admiralty Way, Marina Del Rey, CA	90292
Address of principal executive offices	Zip Code

Registrant's telephone number, including area code	(310) 821-2244

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐      No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.     Yes  ☒      No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 21, 2007, the Company had outstanding 23,469,972 shares of its common stock, no par value.

PART I

ITEM 1. FINANCIAL STATEMENTS

Vision Energy Group, Inc.
(A Development Stage Company)
Condensed Balance Sheet
(Unaudited)

ASSETS	July 31, 2006	April 30, 2006
CURRENT ASSETS:
Cash	$6,731	$10,672
Current Notes Receivable	-	-
Total Current Assets	6,731	10,672

PROPERTY, PLANT & EQUIPMENT, NET	-	-

OTHER ASSETS:
Patents and Trademarks, Net	375,534	382,486

TOTAL ASSETS	$382,265	$393,158

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	$33,831	$27,735
Accrued Expenses	547,977	514,751
Current Notes Payable	278,862	276,190
Total Current Liabilities	860,670	818,676

LONG-TERM LIABILITIES
Notes Payable	-	223,800
Notes Payable-Related Party	-	52,390
Less: Current Portion of Long-Term Debt	-	(276,190)
Total Long Term Liabilities	-	-

TOTAL LIABILITIES	860,670	818,676

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock, Series A, $.001 par value; 50,000,000 shares authorized; $.001 par value, no shares issued or outstanding	-	-
Preferred Stock, Series B, $.001 par value; 50,000,000 shares authorized; $.001 par value, no shares issued or outstanding	-	-
Capital Stock, $.001 Par Value; 150,000,000 shares authorized; 23,137,972 and 23,074,972 shares, issued and outstanding	23,138	23,075
Additional Paid-In-Capital	816,732	785,295
Deficit Accumulated during the Development Stage	(1,318,275)	(1,233,888)
Total Stockholders' deficit	(478,404)	(425,518)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$382,265	$393,158

See accompanying notes to the unaudited condensed financial statements.

Vision Energy Group, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three	For the Three	Inception
	Months Ended	Months Ended	02/02/84 to
	07/31/06	07/31/05	07/31/06
Net Sales	$-	$-	$-

Cost of Sales	-	-	-

Gross Margin	-	-	-

Expenses
Depreciation & Amortization	6,952	6,952	60,170
General & Administrative Expenses	68,010	105,678	1,192,027
Total Expenses	74,962	112,630	1,252,197

Net Loss from Operations	(74,962)	(112,630)	(1,252,197)

Other Income (Expense)
Interest Expense	(9,425)	(12,278)	(66,078)
Interest Income	-	-	-
Total Other Income (Expense)	(9,425)	(12,278)	(66,078)

Net Loss Before Income Tax	$(84,387)	$(124,908)	$(1,318,275)

Provision for Income Taxes	-	-	-

Net Income (Loss)	$(84,387)	$(124,908)	$(1,318,275)

Basic & Diluted Loss Per Share	$(0.00)	$(0.01)	$(0.07)

Weighted Average Shares Outstanding	23,096,505	21,739,972	19,392,908

See accompanying notes to the unaudited condensed financial statements.

Vision Energy Group, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
	For the Three Months Ended 07/31/06	For the Three Months Ended 07/31/05	Inception 02/02/84 to 07/31/06
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(84,387)	$(124,908)	$(1,318,275)

Adjustments to reconcile net loss from net cash used in operations:
Reserve Against Loans Receivable	-	-	25,487
Depreciation and Amortization	6,952	6,952	60,170
Stock issued for services and expense reimbursements	-	-	356,490

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	-	-	-
Increase (decrease) in accounts payable	6,097	(5,170)	33,830
Increase (decrease) in accrued expenses	33,226	53,698	361,555

Net cash used in operating activities	(38,112)	(69,428)	(480,743)

CASH FLOWS FROM INVESTING ACTIVITES:
Purchase of fixed assets	-	-	(22,203)
Payments for notes receivable	-	(175)	(75,132)
Payments received on notes receivable	-	-	49,645

Net cash used in investing activities	-	(175)	(47,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	8,517	85,595	238,787
Principal payments on notes payable	(5,846)	(25,749)	(71,291)
Proceeds from issuance of common stock	31,500	14,000	367,667

Net cash used in financing activities	34,172	73,846	535,164

NET INCREASE (DECREASE) IN CASH	(3,940)	4,243	6,731

CASH - BEGINNING OF PERIOD	10,672	-	-

CASH - END OF PERIOD	$6,731	$4,243	$6,731

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$7,674	$6,750	$14,424
Cash paid for income taxes	$-	$-	$-
Common stock issued for debt	$-	$-	$356,490

See accompanying notes to the unaudited condensed financial statements.

Vision Energy Group, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From April 12, 2002 to July 31, 2006
(Unaudited)

	Capital Stock Shares	Capital Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance @ April 12, 2002	-	$-	$-	$-	$-

Common Stock Issued to Founders	14,980,000	14,980	(7,490)	-	7,490
Common stock issued for Cash	506,000	506	21,949	-	22,455
Net Loss through April 30, 2003	-	-	-	(99,575)	(99,575)

Balance @ April 30, 2003	15,486,000	15,486	14,459	(99,575)	(69,630)

Common Stock Issued to Founders	3,740,000	3,740	162,132	-	165,872
Common stock issued for Cash	20,000	20	9,980	-	10,000
Net Loss for the year ended April 30, 2004	-	-	-	(183,680)	(183,680)

Balance @ April 30, 2004	19,246,000	19,246	186,571	(283,255)	(77,438)

Common Stock Issued for Services	30,000	30	14,970	-	15,000
Paid in Capital for Intangible Assets	-	-	413,500	-	413,500
Reverse merger adjustment (Vision Energy Group)	2,463,972	2,464	(300,251)	-	(297,787)
Net Loss for the year ended April 30, 2005	-	-	-	(231,396)	(231,396)

Balance @ April 30, 2005	21,739,972	21,740	314,790	(514,651)	(178,121)

Common Stock Issued for Services	1,080,000	1,080	322,920	-	324,000
Common stock issued for Cash	255,000	255	147,585	-	147,840
Net Loss for the year ended April 30, 2006	-	-	-	(719,237)	(719,237)

Balance @ April 30, 2006	23,074,972	23,075	785,295	(1,233,888)	(425,518)

Common stock issued for Cash	63,000	63	31,437	-	31,500
Net Loss for the three months ended July 31, 2006	-	-	-	(84,387)	(84,387)

Balance @ July 31, 2006	23,137,972	$23,138	$816,732	$(1,318,275)	$(478,404)

See accompanying notes to the unaudited condensed financial statements.

Vision Energy Group, Inc.

Notes to Condensed Financial Statements

July 31, 2006

(Unaudited)

Note 1

ORGANIZATION AND INTERIM FINANCIAL STATEMENTS

Interim financial statements-The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of July 31, 2006. There has not been any change in the significant accounting policies of Vision Energy Group, Inc., for the periods presented. The results of operations for the three month period ended July 31, 2006, are not necessarily indicative of the results for a full-year period.  It is suggested that these unaudited condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006, filed with the Securities and Exchange Commission (the “SEC”).

Note 2

GOING-CONCERN

The Company's condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss from operations since inception of $1,318,275, negative working capital of $853,939 and a stockholders' deficit of $478,404 at July 31, 2006. These matters raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the quarter ended July 31, 2006, the Company issued 63,000 shares of its common stock for total cash proceeds of $31,500.

Note 4

RELATED PARTY TRANSACTIONS

As of July 31, 2006, the Company has a note payable to the President of the Company for advances to fund business operations. The unpaid balance owed to the President as of July 31, 2006 was $55,122 which included $60 of accrued interest.

Note 5

SUBSEQUENT EVENT

On April 4, 2007, the Company amended its articles of incorporation to change the name of the Company to Advanced Mineral Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Quarterly Report contains forward-looking statements about the business, financial condition and prospects of Vision Energy Group, Inc. (“we” or the “Company”), that reflect management’s assumptions and beliefs based on information currently available. Additionally, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer, or in various filings made by the Company with the Securities and Exchange Commission. Words or phrases such as "will likely result," "are expected to," "is anticipated," "estimate," "project or projected," or similar expressions are intended to identify "forward-looking statements."  Such statements are qualified in their entirety by reference to and are accompanied by the below discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

Management is currently unaware of any trends or conditions other than those mentioned in this management's discussion and analysis that could have a material adverse effect on the Company's consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future (vi) a very competitive and rapidly changing operating environment, (vii) changes in business strategy, (viii) market acceptance of our products and, (ix) a failure to successfully market the Company’s products.

The risks identified here are not all inclusive. New risk factors emerge from time to time, and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company disclaims any obligation or intention to update any forward-looking statement.

COMPANY HISTORY

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

Description of Property

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

For the three months ended July 31, 2006 and 2005, we had net losses of $84,387 and $124,908, respectively.  We received no revenues. Operating expenses for the three months ended July 31, 2006 and 2005 were $74,962 and $112,630. Operating expenses consisted of depreciation and amortization of $6,952 and $6,952 for the 2006 and 2005 three month periods, respectively and general and administrative expenses of $68,010 and $105,678 for the same time periods. The general and administrative expenses for both periods were primarily incurred for legal and professional fees, wages and office rent. Interest expense on notes payable was $9,425 and $12,278 for the three months ended July 31, 2006 and 2005, respectively.

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

New Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flows.

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

ITEM 3.  CONROLS AND PROCEDURES

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 31, 2006. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

The Company consummated a two for one forward stock split on July 19, 2006.  The financial statements presented in this financial report have been retroactively restated to reflect this forward split.

During the quarter ended July 31, 2006, the Company issued 63,000 shares of its common stock for total cash proceeds of $31,500.

For each of these transactions, the Company relied on an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933 and the regulations promulgated thereunder.

We have utilized the funds received from the stock sales for general working capital and business activities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

As of July 31, 2006, the Company has a note payable to the President of the Company for advances to fund business operations. The unpaid balance owed to the President as of July 31, 2006 was $55,122  which included $62 of accrued interest.

ITEM 6. EXHIBITS

a.  Exhibits

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

(1)  Filed herewith

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Russell L. Smith	Chairman and CEO	May 23, 2007
Russell L. Smith