Form 10QSB
period 2007-01-31
Advanced Mineral Technologies, Inc
filed 2007-05-30
CIK 830821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended January 31, 2007

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

PART I

ITEM 1. FINANCIAL STATEMENTS

Vision Energy Group, Inc.
(A Development Stage Company)
Condensed Balance Sheet
(Unaudited)

ASSETS	January 31, 2007	April 30, 2006
CURRENT ASSETS:
Cash	$11,181	$10,672
Current Notes Receivable	-	-
Total Current Assets	11,181	10,672

PROPERTY, PLANT & EQUIPMENT, NET	-	-

OTHER ASSETS:
Patents and Trademarks, Net	361,630	382,486

TOTAL ASSETS	$372,811	$393,158

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	$44,662	$27,735
Accrued Expenses	582,045	514,751
Current Notes Payable	208,573	276,190
Total Current Liabilities	835,279	818,676

LONG-TERM LIABILITIES
Notes Payable	-	223,800
Notes Payable-Related Party	-	52,390
Less: Current Portion of Long-Term Debt	-	(276,190)
Total Long Term Liabilities	-	-

TOTAL LIABILITIES	835,279	818,676

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock, Series A, $.001 par value; 50,000,000 shares authorized; $.001 par value, no shares issued or outstanding	-	-
Preferred Stock, Series B, $.001 par value; 50,000,000 shares authorized; $.001 par value, no shares issued or outstanding	-	-
Capital Stock, $.001 Par Value; 150,000,000 shares authorized; 23,469,972 and 23,074,972 shares, issued and outstanding	23,470	23,075
Additional Paid-In-Capital	1,049,667	785,295
Deficit Accumulated during the Development Stage	(1,535,605)	(1,233,888)
Total Stockholders' deficit	(462,468)	(425,518)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$372,811	$393,158

See accompanying notes to the unaudited condensed financial statements.

Vision Energy Group, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine	Inception
	Months Ended	Months Ended	Months Ended	Months Ended	02/02/84 to
	01/31/07	01/31/06	01/31/07	01/31/06	01/31/07
Net Sales	$-	$-	$-	$-	$-

Cost of Sales	-	-	-	-	-

Gross Margin	-	-	-	-	-

Expenses:
Depreciation & Amortization	6,952	6,952	20,856	20,856	74,074
General & Administrative Expenses	89,706	393,027	252,875	587,850	1,376,891
Total Expenses	96,658	399,979	273,731	608,706	1,450,965

Net Loss from Operations	(96,658)	(399,979)	(273,731)	(608,706)	(1,450,965)

Other Income (Expense):
Interest Expense	(8,489)	(5,821)	(27,986)	(22,996)	(84,638)
Interest Income	-	-	-	-	-
Total Other Income (Expense)	(8,489)	(5,821)	(27,986)	(22,996)	(84,638)

Net Loss Before Income Tax	$(105,147)	$(405,800)	$(301,717)	$(631,702)	$(1,535,603)

Provision for Income Taxes	-	-	-	-	-

Net Income (Loss)	(105,147)	(405,800)	(301,717)	(631,702)	(1,535,603)

Basic & Diluted Loss Per Share	$(0.00)	$(0.02)	$(0.01)	$(0.03)	$(0.08)

Weighted Average Shares Outstanding	23,213,755	22,765,612	23,149,410	22,081,852	19,789,526

See accompanying notes to the unaudited condensed financial statements.

Vision Energy Group, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine	For the Nine	Inception
	Months Ended	Months Ended	02/02/84 to
	01/31/07	01/31/06	01/31/07
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(301,717)	$(631,702)	$(1,535,603)
Adjustments to reconcile net loss from net cash used in operations:
Reserve Against Loans Receivable	-	-	25,487
Depreciation and Amortization	20,856	20,856	74,074
Stock issued for services and expense reimbursements	-	324,000	356,490

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	-	-	-
Increase (decrease) in accounts payable	16,929	(5,170)	44,662
Increase (decrease) in accrued expenses	126,441	154,242	454,770

Net cash used in operating activities	(137,491)	(137,774)	(580,120)

CASH FLOWS FROM INVESTING ACTIVITES:
Purchase of fixed assets	-	-	(22,203)
Payments for notes receivable	-	(1,950)	(75,132)
Payments received on notes receivable	-	-	49,645

Net cash used in investing activities	-	(1,950)	(47,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	96,201	85,595	326,471
Principal payments on long-term debt	(94,669)	(61,923)	(160,115)
Proceeds from issuance of common stock	31,500	147,840	367,667
Proceeds from contributed capital	104,968	-	104,968

Net cash used in financing activities	138,000	171,512	638,991

NET INCREASE (DECREASE) IN CASH	509	31,788	11,181

CASH - BEGINNING OF PERIOD	10,672	-	-

CASH - END OF PERIOD	$11,181	$31,788	$11,181

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$18,721	$6,750	$25,471
Cash paid for income taxes	$-	$-	$-
Common stock issued for debt and accrued interest	$128,299	$324,000	$452,299

See accompanying notes to the unaudited condensed financial statements.

Vision Energy Group, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From April 12, 2002 to January 31, 2007
(Unaudited)

	Capital Stock Shares	Capital Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance @ April 12, 2002	-	$-	$-	$-	$-

Common Stock Issued to Founders	14,980,000	14,980	(7,490)	-	7,490
Common stock issued for Cash	506,000	506	21,949	-	22,455
Net Loss through April 30, 2003	-	-	-	(99,575)	(99,575)

Balance @ April 30, 2003	15,486,000	15,486	14,459	(99,575)	(69,630)

Common Stock Issued to Founders	3,740,000	3,740	162,132	-	165,872
Common stock issued for Cash	20,000	20	9,980	-	10,000
Net Loss for the year ended April 30, 2004	-	-	-	(183,680)	(183,680)

Balance @ April 30, 2004	19,246,000	19,246	186,571	(283,255)	(77,438)

Common Stock Issued for Services	30,000	30	14,970	-	15,000
Paid in Capital for Intangible Assets	-	-	413,500	-	413,500
Reverse merger adjustment (Vision Energy Group)	2,463,972	2,464	(300,251)	-	(297,787)
Net Loss for the year ended April 30, 2005	-	-	-	(231,396)	(231,396)

Balance @ April 30, 2005	21,739,972	21,740	314,790	(514,651)	(178,121)

Common Stock Issued for Services	1,080,000	1,080	322,920	-	324,000
Common stock issued for Cash	255,000	255	147,585	-	147,840
Net Loss for the year ended April 30, 2006	-	-	-	(719,237)	(719,237)

Balance @ April 30, 2006	23,074,972	23,075	785,295	(1,233,888)	(425,518)

Common stock issued for Cash	63,000	63	31,437	-	31,500
Contributed Capital	-	-	104,968		104,968
Common stock issued for Debt	332,000	332	127,967	-	128,299
Net Loss for the nine months ended January 31, 2007	-	-	-	(301,717)	(301,717)

Balance @ January 31, 2007	23,469,972	$23,470	$1,049,667	$(1,535,605)	$(462,468)

See accompanying notes to the unaudited condensed financial statements.

Vision Energy Group, Inc.

Notes to Condensed Financial Statements

January 31, 2007

(Unaudited)

Note 1

ORGANIZATION AND INTERIM FINANCIAL STATEMENTS

Interim financial statements-The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of January 31, 2007. There has not been any change in the significant accounting policies of Vision Energy Group, Inc., for the periods presented. The results of operations for the nine month period ended January 31, 2007, are not necessarily indicative of the results for a full-year period.  It is suggested that these unaudited condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006, filed with the Securities and Exchange Commission (the “SEC”).

Note 2

GOING-CONCERN

The Company's condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss from operations since inception of $1,535,605, negative working capital of $824,098 and a stockholders' deficit of $462,468 at January 31, 2007. These matters raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the quarter ended January 31, 2007, the Company issued 332,000 shares of its common stock for debt of $128,299.

During the quarter ended July 31, 2006, the Company issued 63,000 shares of its common stock for total cash proceeds of $31,500.

Note 4

RELATED PARTY TRANSACTIONS

As of January 31, 2007, the Company has a note payable to the President of the Company for advances to fund business operations. The unpaid balance owed to the President as of January 31, 2007 was $54,626 which included $405 of accrued interest.

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

For the three months ended January 31, 2007 and 2006, we had net losses of $105,147 and $405,800, respectively.  We received no revenues. Operating expenses for the three months ended January 31, 2007 and 2006 were $96,658 and $399,979. Operating expenses consisted of depreciation and amortization of $6,952 and $6,952 for the 2007 and 2006 three month periods, respectively and general and administrative expenses of $89,706 and $393,027 for the same time periods. The general and administrative expenses for both periods were primarily incurred for legal and professional fees, wages and office rent. Interest expense on notes payable was $8,489 and $5,821 for the three months ended January 31, 2007 and 2006, respectively.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 31, 2007. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

Sales of Unregistered Securities:

During the quarter ended January 31, 2007, the Company issued 332,000 shares of its common stock for debt of $128,299.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

As of January 31, 2007, the Company has a note payable to the President of the Company for advances to fund business operations. The unpaid balance owed to the President as of January 31, 2007 was $54,626 which included $405 of accrued interest.

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