Form 10QSB/A
period 2007-01-31
Advanced Mineral Technologies, Inc
filed 2007-05-31
CIK 830821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB/A

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended January 31, 2007

COMMISSION FILE NUMBER     0-16602

ADVANCED MINERAL TECHNOLOGIES, INC,

(formerly VISION ENERGY GROUP, INC.)

 (Exact name of registrant as specified in charter)

NEVADA	88-0485907
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

4270 Promenade Way, Marina Del Rey, CA	90292
Address of principal executive offices	Zip Code

Registrant's telephone number, including area code	(310) 821-2244

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

On April 4, 2007, the Company amended its articles of incorporation to change the name of the Company to Advanced Mineral Technologies, Inc. In addition, effective April 30, 2007, the Company increased its authorized capital shares to 150,000,000 common shares and 50,000,000 preferred shares.

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

Signature	Title	Date

/s/ Russell L. Smith	Chairman and CEO	May 30, 2007
Russell L. Smith