Form 10-Q
period 2010-07-31
Advanced Mineral Technologies, Inc
filed 2010-11-09
CIK 830821

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Advanced Mineral Technologies, Inc.

Nevada	000-16602	88-0485907
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
Route 1 Box 1092
Fairfield, ID 83327
(Address of principal executive offices)

(208) 764-2323
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ___ No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of July 31, 2010, there were 143,949,972, shares of our common stock were issued and outstanding.

PART I

ITEM 1.     FINANCIAL STATEMENTS

Advanced Mineral Technologies, Inc.

Page

Balance Sheet at July 31, 2010	F-1

Statements of Operations for the three months ended July 31, 2010 and 2009	F-2

Statements of Cash Flows for the three months ended July 31, 2010 and 2009	F-3

Notes to Financial Statements	F-4

Advanced Mineral Technologies, Inc.
(A Development Stage Company)
	Balance Sheets
	(Unaudited)

		July 31,	April 30,
ASSETS		2010	2010
	CURRENT ASSETS
	Cash	$ 4,214	$ 373
	Prepaid Expenses	-	7,000
	Total Current Assets	4,214	7,373

	OTHER ASSETS
	Investments at Cost	645,833	645,833
	Total Other Assets	645,833	645,833

	TOTAL ASSETS	$ 650,047	$ 653,206

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
	CURRENT LIABILITIES
	Accounts Payable	$ 17,229	$ 9,800
	Accrued Expenses	341,339	277,119
	Notes Payable	123,800	123,800
Notes Payable - Related Party		41,975	28,802
	Total Current Liabilities	524,343	439,521

	TOTAL LIABILITIES	$ 524,343	$ 439,521

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, Series A, $.0001 par value; 50,000,000 shares authorized;
	0 and 40,000,000 shares issued or outstanding as of 7/31/10 and 4/30/10, respectively.	$ -	$ 4,000
Capital Stock, $.0001 Par Value; 150,000,000 shares authorized; 143,949,972
	and 123,949,972 issued and outstanding as of 7/31/10 and 4/30/10, respectively.	14,394	12,395
	Paid In Capital	1,402,558	1,400,558
Deficit Accumulated during the Development Stage		(1,291,248)	(1,203,268)

	Total Stockholders' Equity	125,704	213,685

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$ 650,047	$ 653,206

See accompanying notes to the unaudited condensed financial statements
F-	1

Advanced Mineral Technologies, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

Accumulated
From
Inception
February 21, 2006
	Three Months Ended		Through
	July 31, 2010	July 31, 2009	July 31, 2010

Sales, Net	-	-	$ -

Expenses
Professional Fees	$ 2,384	$ 3,939	$ 1,364,507
Salary & Wages	$ 60,000	$ 60,000	$ 300,000
Exploration Costs	$ 15,000	$ 6,000	$ 113,751
General Administrative Expenses	$ 4,376	$ 4,103	$ 56,379

Total Expenses	$ 81,760	$ 74,042	$ 1,834,637

(Loss) From Operations	$ (81,760)	$ (74,042)	$ (1,834,637)

Other Income (Expense)
Interest Expense	$ (6,220)	$ (8,077)	$ (102,444)
Settlement Income	$ -	$ -	$ 645,833

Net (Loss) Before Taxes	$ (87,980)	$ (82,119)	$ (1,291,248)

Provisions For Income Taxes	$ -	$ -	$ -

Net (Loss)	$ (87,980)	$ (82,119)	$ (1,291,248)

BASIC AND DILUTED EARNINGS PER SHARE

(LOSS) PER COMMON SHARE	$ (0.00)	$ (0.00)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	126,744,493	123,949,972

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	126,744,493	123,949,972

See accompanying notes to the unaudited condensed financial statements
F-2

Advanced Mineral Technologies, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

Accumulated
From
Inception
February 21, 2006
	Three Months Ended		Through
	July 31, 2010	July 31, 2009	July 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (87,980)	$ (82,119)	$ (1,291,248)
Stock issued for services and expense reimbursements	$ -	$ -	$ 1,303,800
Stock received in settlement	$ -	$ -	$ (645,833)

Changes in assets and liabilities:
Increase in accounts payable	$ 7,428	$ 3,821	$ 17,228
Increase in accrued expenses	$ 64,220	$ 68,077	$ 368,382
Decrease in prepaid expenses	$ 7,000	$ -	$ -

Net cash used in operating activities	$ (9,332)	$ (10,221)	$ (247,671)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities	$ -	$ -	$ -

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	$ -	$ -	$ -
Proceeds from Notes Payable - Related	$ 13,173	$ 12,479	$ 257,111
Principal Payments to Notes Payable - Related	$ -	$ -	$ (5,226)

Net cash provided by financing activities	$ 13,173	$ 12,479	$ 251,885

Net Increase (decrease) in Cash	$ 3,841	$ 2,258	$ 4,214

CASH AT BEGINNING PERIOD	$ 373	$ 300	$ -

CASH AT END OF PERIOD	$ 4,214	$ 2,558	$ 4,214

SUPPLEMENTAL CASHFLOW INFORMATION

Cash paid for interest	$ -	$ -	$ -

Cash paid for income taxes	$ -	$ -	$ -

Non-cash financing & investment activities:
Stock issued for services	$ -	$ -	$ 148,800
Stock issued for relief of accrued wages	$ -	$ -	$ 180,000
Stock issued for relief of debt	$ -	$ -	$ 209,910
Stock issued for accrued expenses	$ -		$ 10,090

See accompanying notes to the unaudited condensed financial statements
F-3

Advanced Mineral Technologies, Inc.
Notes to Condensed Financial Statements
July 31, 2010
(Unaudited)
F-4

Note 1.     ORGANIZATION AND INTERIM FINANCIAL STATEMENTS

Interim financial statements - The accompanying condensed financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of July 31, 2010. There has not been any change in the significant accounting policies of Advanced Mineral Technologies, Inc., for the periods presented. The results of operations for the three month period ended July 31, 2010, are not necessarily indicative of the results for a full-year period. It is suggested that these unaudited condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s April 30, 2010 audited financial statements.

The company is considered a development (exploration) stage entity for financial reporting purposes by Unites States generally accepted accounting principles (US GAAP) since it has not generated material revenue from its principal business activities, which at this time are exclusively related to the exploration of mineral properties. These Financial Statements include certain amounts based on the Company’s best estimates and judgments. These estimates require the application of complex assumptions and judgments, often because they involve matters that are inherently uncertain and will likely change in subsequent periods. The impact of any changes in estimates is included in earnings in the period in which the estimate is adjusted.

Fair Value Measurements

The Company records assets and liabilities at their fair value in accordance with the following fair value hierarchy as established by US GAAP:

Level 1 — Quoted (unadjusted) prices for identical assets/liabilities in active markets.

Level 2 — Other observable inputs, either directly or indirectly, including:

•	Quoted prices for similar assets/liabilities in active markets;

•	Quoted prices for identical or similar assets in non-active markets (e.g., few transactions, limited information, non-current prices, high variability over time);

•	Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatilities, default rates); and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3 — Unobservable inputs that cannot be corroborated by observable market data.

The following table presents information about the Company’s financial assets and liabilities, which the Company has evaluated as a Level 3.

Name of Asset	Beginning Balance 4/30/2010	Transfers In	Transfers Out	Ending Balance 7/31/2010
XS Platinum Shares	$645,833	0	0	$645,833

The Company’s investment in XS Platinum is classified as available for sale.  The Company periodically reviews the value recorded (initially at cost) for factors that may indicate a decline that is considered other-than-temporary. The Company also monitors its investments for events or changes in circumstances that have occurred that may have a significant adverse effect on the fair value of the investment and evaluates qualitative and quantitative factors regarding the severity and duration of the unrealized loss and the Company’s ability to hold the investment until a forecasted recovery occurs to determine if the decline in value of an investment is other-than-temporary. Declines in fair value below the Company’s carrying value deemed to be other-than-temporary are charged to earnings.

Note 2.     GOING-CONCERN

The Company's condensed financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. After the adjustment for the reverse merger, the Company incurred net losses of $1,291,248 for the period from February 21, 2006 (inception) through July 31, 2010.  In addition, the Company continued to show negative cash flows from operations, has a working capital deficit and is dependent on financing to continue operations.  These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Note 3.     STOCK TRANSACTIONS

During fiscal year end 2010, the Company issued 40,000,000 shares of its preferred stock in exchange for reduction of debt and accrued wages, valued at $400,000.  The value assigned to this debt was actual funds loaned to the company, as well as the normal billing rate of the vendors for the services rendered.  This was an equivalent to an average of $0.01 per share for the number of shares issued.  This issuance was revoked subsequent to year end, and in June 2010, 20,000,000 shares of Common Stock were issued as a replacement, at a value per share of $0.02 (See Note 4).

Note 4.     RELATED PARTY TRANSACTIONS

As of July 31, 2010, the Company has a note payable to the President of the Company for advances to fund business operations. The unpaid balance owed to the President as of July 31, 2010 was $54,288 which included $12,313 of accrued interest. During the quarter ending July 31, 2010, the President loaned the Company an additional $13,173 at an interest rate of 7.5%.

On June 11, 2010, the Company  issued 4,500,000 restricted shares of Common Stock to Bil Zeleny, one of our officers, in exchange for reduction of $90,000 in accrued debt held by Mr. Zeleny.

On June 11, 2010, the Company issued 15,500,000 restricted shares of Common Stock to H. Philip Cash, an officer and director, in exchange for reduction of $310,000 in accrued debt held by Mr. Cash.

Note 5.     SUBSEQUENT EVENT

Following approval by our Board of Directors and Shareholders, effective August 30, 2010, we filed a Certificate of Amendment with the Nevada Secretary of State to Amend our Articles of Incorporation to:  (i) effectuate a reverse split of our Common Stock on a 1 for 3 basis; and (ii) increase  the corporation’s authorized capital to 400,000,000 shares of which 350,000,000 shares are deemed Common Stock, $.001 par value and 50,000,000 are deemed Preferred Stock, $.001 par value.

We are currently a party to two separate legal claims filed by one of our shareholders, Bruce Butcher, a resident of Australia.  Case No. CV 10 02568 filed on September 24, 2010, in the Second Judicial District Court of the State of Nevada is a verified stockholder derivative complaint filed by Bruce Butcher against the Company, its officers and directors as well as two individual shareholders.  The action alleges causes of action for Breach of Fiduciary Duty, Waste of Corporate Assets, Unjust Enrichment, and Declaratory Relief.  Case No. 2:10-cv-01802-PMP-LRL filed on October 15, 2010, in the United States District Court of Nevada is a verified stockholder derivative complaint filed by Bruce Butcher against the Company and its officers and directors.  The action alleges that the Company has violated Section 10(b) of 15 U.S.C. section 78j(b) and Rule 10b-5.  Both actions seek monetary damages and declaratory relief.  The Company denies all claims in both actions and intends to vigorously defend against both actions.

On August 11, 2010, the Company  issued 3,433,350 restricted shares of Common Stock to Bil Zeleny, one of our officers, in exchange for reduction of $68,667 in accrued debt held by Mr. Zeleny.

On August 11, 2010, the Company issued 13,305,942 restricted shares of Preferred Stock to H. Philip Cash, an officer and director, in exchange for reduction of $114,119 in accrued debt held by Mr. Cash, and for the purchase of two pieces of capital equipment valued at $152,000.

On August 12, 2010, the Company issued 175,000 restricted shares of Common Stock to raise $35,000 equity.

On August 31, 2010, the Company issued 150,000 restricted shares of Preferred Stock to raise $30,000 equity.

ITEM 2.     MANAGEMENT’S DISCUSSION, ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this Report.  This Report contains “forward-looking statements.” The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the section “Risk Factors” set forth in this statement.

The forward-looking events discussed in this Report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us.  For these statements, we claim the protection of the “bespeaks caution” doctrine.  All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

The Company is considered a development (exploration) stage entity for financial reporting purposes by United States generally accepted accounting principles (US GAAP) since it has not generated material revenue from its principal business activities.

THE COMPANY

History and Organization

Advanced Mineral Technologies, Inc. (the “Registrant,” the “Company,” “we,” “our” or “us”), a development stage company, was initially incorporated in incorporated on March 1, 1990 under the name O’Hara Resources Ltd. (“O’Hara”).  In 1990, the Company filed a registration statement pursuant to Section 12(g) of the Exchange Act, thereby making it subject to the reporting requirements of the Exchange Act upon its effectiveness.

On February 6, 2005, O’Hara and Vision Energy Corporation (“Vision Corp.”), a corporation formed under the laws of the State of Nevada, entered into a share exchange agreement and on February 22, 2005, we amended our articles of incorporation (the “Articles of Incorporation”) to change our name to Vision Energy Group, Inc. (“Vision Group”).

On March 28, 2005, pursuant to the terms of a property agreement by and between Advanced Mineral Technology Corporation, an Idaho corporation (“Advanced Mineral”) and Gustafson Holdings Ltd. (“Gustafson”), a corporation formed under the laws of the Province of British Columbia, Canada (the “Property Agreement”), Advanced Mineral acquired a one hundred percent (100%) interest in certain mineral mining claims, mining leases, mining rights and other property, situated at the Tillicum Mountain Gold Mine located in the Province of British Columbia, Canada (the “Tillicum Mine”) from Gustafson.  Advanced Mineral is a privately held company, the significant shareholder of which is the Company’s CEO, H. Phillip Cash.  As of the date of this submission, Gustafson had transferred the single mining lease as per the requirements of the Property Agreement Amendment, and the purchase price was paid in full in 2005.

The Tillicum Mine encompasses approximately eight thousand, seven hundred and seventy seven (8,777) acres of land, camp, shop and equipment on site.

On March 3, 2006, Advanced Mineral, pursuant to an interparty agreement of assignment by and among Advanced Mineral, AMT Industries Canada, Inc., a corporation formed under the laws of the Province of British Columbia, Canada and which is now our wholly owned subsidiary (“AMT”) and Gustafson (the “Assignment”), assigned its rights and obligations under the Property Agreement to AMT, in order to fulfill the statutory requirements of the International Business Activity Act of the Province of British Columbia. On February 10, 2010, due to the expiration of the original Property Agreement, AMT and Gustafson entered into an amendment to the Property Agreement (the “Amending Agreement”). Pursuant to the terms of the Amending Agreement, AMT is obligated, among other things, to pay Gustafson a royalty (the “Royalty”), consisting of the greater of fifty thousand Canadian dollars (C$50,000) per year, or: (i) 2.5% of net smelter returns (“NSR”) in any calendar quarter if the ore grade in that quarter was 0.5 ounces per ton (“OPT”) or less; (ii) 4.0% of NSR in any calendar quarter if the ore grade in that quarter was greater than 0.5 OPT, but less than 1.0 OPT; or (iii) 5.0% of the NSR in any calendar quarter if the ore was equal to or greater than 1.0 OPT.   Beginning in March, 2010, the Company was required to royalty prepayments to Gustafson of Four Thousand Dollars ($4,000), due on the first of each month.  As of the date of this submission, all payments are current to Gustafson.

On April 4, 2007, we filed an amendment to our Articles of Incorporation changing our name to Advanced Mineral Technologies, Inc. to better reflect our business operations.  Effective May 12, 2007, the Company, certain individuals and AMT entered into a share exchange agreement, pursuant to which the Company acquired one hundred percent (100%) of the issued and outstanding common stock of AMT. AMT is presently a wholly-owned subsidiary of the Company. Contemporaneously with the execution of the Share Exchange Agreement, our then wholly-owned subsidiary, Vision Corp. was sold in exchange for the retirement of $635,935 of the Company’s debt.  At this time, the management of the Company passed to its current management team.

On January 22, 2010, in anticipation of the institution of proceedings against the Company by the SEC resulting from the Company’s failure to comply with Exchange Act Section 13(a) and Rules 13a-1 and 13a-13 while its securities were registered with the SEC, we submitted an Offer of Settlement to the SEC, voluntarily requesting that the registration of our securities pursuant to Section 12(g) of the Exchange Act be revoked in accordance with Section 12(j) of the Exchange Act.  The Offer of Settlement was accepted by the SEC effective as of April 9, 2010.

The action by the SEC was anticipated in the light of the Company having failed to file the necessary reporting documentation from January 2007 through the current date, these reports included our 10K’s for the fiscal years ending 2007, 2008 and 2009, our Quarterly reports (10-Q’s) for the periods ending July 31, 2007, October 31, 2007 January 31 2008, July 31, 2008, October 31, 2008, January 31, 2009, July 31, 2009, October 31, 2009 and January 31, 2010.  The voluntary request for revoking our securities registration was done under advice from legal counsel as being the most expedient method for bringing the Company into SEC compliance, which was in the best interests of our shareholders.

Business of the Company

At this stage, we are a mineral exploration company.  The Company’s principal business plan for the next 12 months and beyond includes the exploration and acquisition of gold and mineral bearing properties. The Company is currently in the exploration stages and intends to focus on the exploration and mining of certain mineral mining claims at the Tillicum Mine, through our wholly-owned subsidiary AMT.  We currently do not produce gold or any other mineral and we will need to arrange financing in order to fund our business plan.

At the same time we are exploring the Tillicum property, the Company will pursue the acquisition of other mineral properties.  At the present time we are in preliminary discussions with other companies to acquire infrastructure and mineral properties near our Tillicum Property in British Columbia.  The funds needed to proceed with this acquisition will be generated through equity sales of the Company’s stock.

The exploration of natural resources involves a high degree of risk and few properties which are explored are ultimately developed into producing properties. There is no assurance that the Company's exploration activities will result in any discoveries of gold or other minerals.  The long term profitability of the Company's operations will be in part directly related to the cost and success, if any, of its exploration programs, which may be affected by a number of factors.

The management of the Company’s exploration program in the Tillicum Mine is expected to be undertaken by our current management. The Company has engaged the consulting services of a geologist, Mr. Rick Walker, M.S.C. P. Geol. to initiate a mineral sampling program, do road survey work and oversee the installation of 33 culverts on the roads of the Tillicum Property. We currently do not have any contracts with Mr. Rick Walker.

The Company’s principal business plan for the next 12 months and beyond consists of five (5) stages which will revolve around the exploration and acquisition of gold and mineral bearing properties.  The first stage will consist of opening the site at Tillicum.  This will entail repair of approximately six (6) kilometers of roads and culverts which runs from the camp to the mining works; repair and updating of the camp buildings, including the kitchen, generator building, wash, shops and crew quarters.

In conjunction with the first stage, the second stage will be to create a mining strategy.  The Company has engaged the consulting services of a geologist, Mr. Rick Walker, M.S. Geology. to begin a detailed geologic mapping and sampling at Tillicum and to create an advanced drilling program.  This phase should last no longer than four months.

The third stage will include procurement of all necessary equipment and supplies, obtaining all necessary permits (which will take approximately 90 days) and registrations, finalizing all necessary insurance obligations, and improving the camp and facilities to enable site crew and management to occupy.  Site preparation will include, but not be limited to fresh water systems, electrical systems, sewer systems, building upgrades, any necessary road/culvert repairs, and underground air system.

The fourth stage will entail the start up of production.  Currently, with the research and exploration done to date, we will begin production using the gravity and tank leach method.  By using this method, we will be 100% environmentally safe (green technology).  Furthermore, the exploration phase will enable us to determine the most optimum placement of our starting portal, as well as how far we will need to drift.  Initially, we may require an existing processing plant in the area, if possible, or build a new plant on-site, which could take up to one year.

The exploration of natural resources involves a high degree of risk and few properties which are explored are ultimately developed into producing properties. There is no assurance that the Company's exploration program will result in a commercial precious metals operation.  The long term profitability of the Company's operations will be in part directly related to the cost and success, if any, of its exploration programs, which may be affected by a number of factors.

Subsequent to the fourth stage, will be the establishment of a site office at TM, as well as a U.S. based office at site still to be determined.

In the last two years the Company has spent $113,751 on site maintenance and geological exploration.  This includes pre-paid royalty fees as per our amended agreement with Elaine Gustafson dated May 2010, $100,000 and Geology fees of $13,751.

Our mineral exploration and extraction business requires permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters.  We believe that we are in compliance with the applicable laws and regulations that governing out business.  However, once we are in production, it might be that government regulations will go into effect which will cause us to not be in compliance.  In that event, we may be forced to cease operations until such compliance is obtained.  The costs associated with such compliance is significant, however, we believe that the costs associated with governmental compliance will be adequately addressed with mining revenues.  Until we are in production, if there are any ancillary costs in this area, those costs will be borne through our equity financing.

Mining and Mineral Industry in Canada

Canada is one of the world's top gold producers, after South Africa, the USA and Australia. Gold produced in Canada comes primarily from gold mines, which account for 92.5% of the total.1 The remainder is produced by base-metal (6%) and placer (1.5%) mines. Almost 90% of Canadian gold mines are underground operations where productivity is relatively high, which keeps production costs among the lowest in the world. 2

Two key factors dominated the industry in 2009. First, the financial crisis choked off access to debt and capital for many companies, radically changing investment patterns and reducing total transaction value around the world. Second, as Western mining and metals giants sat tight to weather the downturn, new investors emerged from Asia.3,4

And now, according to Ernst & Young's latest mining and metals report, strength is quickly returning to the sector in Canada. Canada's Mining and Metals Industry on the Rise looks at the top 100 mining companies (based on market capitalization as of December 31, 2009) listed on the Toronto Stock Exchange (TSX) and the TSX Venture Exchange.5 The report supplements Ernst & Young's global publication, 2009: The year of Survival and Revival.  The report reveals that Canada's top 100 mining companies have bounced back with incredible resilience, and that the industry's long-term outlook is promising.4 The aggregate market capitalization of the TSX increased 55%, from $1.03 trillion in January 2009 to $1.6 trillion (as of December 2009).6

The credit crisis fundamentally changed how mining companies and mining transactions will be financed in the future. Following a year of excess leverage and limited cash flow, equity is coming largely from new sources such as strategic equity investors, including cash-rich Chinese companies and sovereign wealth funds.4  Total financings on TSX Venture Exchange were up 228.9% in the first three months of 2010 compared to the same period in 2009.7

We face competition from many other individuals and companies that are engaged in the mineral exploration business, some of which are very large, established mining companies with substantial capabilities and long earning records. The Company may be at a competitive disadvantage in acquiring mineral exploration properties or in purchasing, leasing, or obtaining mining equipment since it must compete with these individuals and companies, most of which have greater financial resources and larger technical staffs than the Company.

The past ten years has seen the price per ounce for gold rise from a low of $255.95 in 2001 to its current value of over $1000, which it has maintained for the past six months.  This shows that the commodities market for gold and base metals has seen massive growth since 2002.  As the world economy rebuilds in the coming months, China and India are expected to lead the way.  Investors who are positioned to take advantage of this growth could see a substantial increase in the value of their investments.

Sources

1        mbendi.com, 2010
2 mbendi.com, 2010
3 Natural Resources Canada, Overview of Trends in Canadian Mineral Exploration, 2009
4 Ernst & Young, 2009: The year of Survival and Revival, 2009
5 Ernst & Young, Canada's Mining and Metals Industry on the Rise, 2009
6 Alberta Securities Commission, The Alberta Capital Market: A Comparative Overview, 2010
7 Newswire, TSX Venture Exchange, 4/6/2010

Competition

We face competition from many other individuals and companies that are engaged in the mineral exploration business, some of which are very large, established mining companies with substantial capabilities and long earning records. The Company may be at a competitive disadvantage in acquiring mineral exploration properties or in purchasing, leasing, or obtaining mining equipment since it must compete with these individuals and companies, most of which have greater financial resources and larger technical staffs than the Company. Below is a list of current gold producers in Canada.  This list is not meant to be complete, but rather representative of the current operations underway in Canada.  In addition to this list, gold is produced as a by-product of most of the base metal mines in Canada.

Echo Bay Mines Ltd. was one of North America's largest gold mining concerns. Founded in 1964 as a high-risk silver mining outfit, Echo Bay has grown into one of the leading precious-metal mining operations in the world. Echo Bay is respected for its excellence in mining in remote and hostile regions8.  In 2003, Echo Bay became a wholly owned subsidiary of Kinross Gold Corporation, and was delisted.  As of the end of 2009, Kinross had no gold operations in Canada9.

Barrick Gold Corporation is the gold industry leader, with interests in 26 operating mines and a pipeline of projects located across five continents, in addition to large land positions on some of the most prolific mineral districts.  North America is Barrick’s largest producing region with production of 2.8 million ounces of gold in 2009, or 38% of total production, at total cash costs of $504 per ounce. Barrick operates nine mines in the North America:  Goldstrike, Round Mountain, Bald Mountain, Cortez, Turquoise Ridge, Golden Sunlight, Ruby Hill and Marigold in the U.S., and Hemlo in Canada.  In 2009, Barrick produced 7.42 million ounces of gold at cash costs of $466 per ounce (net cash costs of $363 per ounce). For 2010, Barrick expects higher gold production of 7.6–8.0 million ounces and copper production of 340-365 million pounds. Total cash costs for gold are expected to be lower than 2009 at $425- $455 per ounce and total cash costs for copper are expected to be $1.10-$1.20 per pound.10

IAMGold, Incorporated is a global mining entity, with several mines and projects in Canada, one of which is a gold mine:  Doyon Division Gold Mines, located in Quebec.  In 2009, the Doyon mine produced 109,000 ounces of gold, at a cost per ounce of $524.  The majority of their operations occur in West Africa, with some smaller operations in South America.11

Goldcorp is a senior gold producer with operations and development throughout North and South America.  With eleven (11) mining operations in North America, Goldcorp is one of the largest gold producers in the western hemisphere.  Its Canadian operations consist of four gold properties:  Mussewhite, Red Lake, Porcupine, and Eleonore.  Musselwhite is principally an underground gold mine and associated processing plant producing nearly a quarter of a million ounces of gold annually. The mine is situated in northwestern Ontario, Canada and is 100% owned by Goldcorp Inc.  The Red Lake Gold Mine is Canada’s largest gold mine, and in 2009 produced 623,000 ounces at a cash cost of $288/oz.  The Porcupine mine consists of the Hoyle Pond and Dome underground and a central milling facility within the city of Timmins, Ontario. In 2009, gold production amounted to 318,000 ounces, at a cost of $447 per ounce, and an average grade of .09 opt.  The Eleonore Property in Northern Quebec is in development.  During 2009, exploration efforts were successful in expanding the overall mineral resource.  Preparations are underway for the sinking of an exploration shaft to allow for more focused deep drilling and a production decision by year-end. 12

Agnico-Eagle is a Canadian-based gold producer with mines and exploration properties in North America and Finland.  Expected production in 2010 will be between 1.0 million and 1.1 million ounces of gold.  The four Canadian mines are:  LaRonde, Goldex, Lapa, and Meadowbank.  LaRonde, located in Quebec, has 400,000 ounces proven and 3,000,000 ounces inferred reserves.  They plan on producing approximately 180,000 ounces in 2010 at a cost of $220/ounce, and an opt of .151.  Goldex, also in Quebec, has an existing inferred resource of 900,000 ounces.  They estimate a production of 164,000 ounces in 2010, at a cost of $318/ounce and an average grade of .074 opt.  Lapa has 200,000 in measured reserves, and an additional 100,000 inferred.  They estimate 2010 production at 116,000 ounces, at a cost of $506 per ounce, and an average grade of .288 opt.  Meadowbank has a proven resource of 1.5 million ounces, with an additional inferred resource of 400,000 ounces.  They expect to produce 300,000 ounces in 2010 with an average grade of .123 opt and a cost of $460 per ounce.13

Sources

8 International Directory of Company Histories, 1/1/91; Business Wire, 9/8/97
9 Kinross.com, 2010
10 Barrick.com, 2010
11 Iamgold.com, 2010
12 Goldcorp.com, 2010
13 Agnico-eagle.com, 2010

Employees

Except for members of management, the Company has no employees.

Property

The Company does not rent any property.  The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

We own a 100% interest in the Tillicum Mine.  The Tillicum Mine is located approximately 200 miles north of Spokane, Washington, just east of the village of Burton and Lower Arrow Lake in southeastern British Columbia, and spans over four zones: East Ridge, Heino, Gustafson Mine and Tillicum Shoots 1 through 8.  The Tillicum mine consists of 28 land tenures situated on approximately 8,777 acres of land in the Slocan Mining Division.  The property can be accessed using Highway 6 to Burton, then east along the Caribou Creek Forest Service Road to Londonderry Creek.

The property is underlain by metasediments of the Triassic Milford Group on the south and east portion of the property.  The Milford Group is host to silver mineralization, and is overlain by the Lower Jurassic Rossland Group, comprised of metamorphosed massive basaltic-andesitic flows with interbedded and overlying mafic tuffs and shales correlated to the Elise Formation.  The predominately volcanic to volcaniclastic lithologies were subsequently intruded by intrusive quartz monzonite, granodiorite and quartz diorites lithologies of the Cretaceous Goar Canyon and Halifax Creek stocks.  Subsequent deformation has divided the property into a number of fault bounded blocks.  Most faults are interpreted to have minor displacement, however, several are interpreted to have more significant offsets.  Gold and/or silver mineralization occurs in shear and fracture related, calc-silicate, quartz skarns developed in metasedimentary and metavolcanic rocks of both the Milford and Rossland Groups adjacent to or in close proximity to quartz monzodiorite porphyry sills.  These skarns are divisible into gold-rich and silver-rich types.

There is a mining camp and roadways currently on the site, however, the site has not been in use for several years, and will need improvements to the existing camp, mining tunnels, and roadways.  The current camp and infrastructure consists of: one washcar; one fifty man kitchen; one large mechanic’s shop, 140x50, concrete floor, steel structure; all electric and plumbing are in situ; and all needed roads.  All roads are in but in need of upgrades; at this time there is no plan to use any of the existing underground workings; we will need to put in living quarters for on-site workers, as well as an office. The site has been under exploration for over thirty years, and would be considered to be in an advanced state of exploration.  Infill drilling and some deep hole drilling to a depth of over 2,000 feet.  The source of power will be diesel generators, and water is provided by on-site creek.

Prior geological work by George Addie and Rick Walker has shown some promising results regarding a potential resource on the Tillicum Mine.  Using their reports as a foundation we are proposing the following exploration/geological work on Tillicum:  First, from December 2010 through March 2011, we will digitize all previous historical data which has been collected over the prior ten-fifteen years; second, we will spend three to four months, from April 2011 through June 2011, properly mapping the area to verify the historical; third, simultaneously with the mapping just mentioned, we will re-sample various locations (twinning previously drilled holes) to verify historical data, which will also occur from April 2011 through June 2011; and finally, to conduct further drilling exploration on the East Ridge and Grizzly locations, which would also happen concurrently the mapping and re-sampling mentioned above between April 2011 and June 2011.  The digitalization will cost approximately $250,000, the mapping approximately $150,000, the re-sampling effort will cost $70,000, and the drilling exploration will cost approximately $450,000.  With a contingency of $70,000, the total geological work will cost $1,000,000, these funds are calculated into the $26,000,000, we intend to raise through equity funding, as outlined below under “Liquidity and Capital Resources.”  The geology program will be conducted by Rick Walker, MS Geology, Qualified Person under National Instrument 43-101 (Canada).

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our business activities to date have not provided any cash flow. During the next twelve months we anticipate incurring costs and expenses related to filing of Exchange Act reports, exploratory work on our claims and maintenance of our Option Agreement on the Tillicum Property, as well as costs related to the management of a public company if we are successful in bringing the Company to trade.  Management intends to fund the costs and expenses to be incurred as a result of such activities through further investment in our Company through additional equity financing by private investors, or through additional investment in us by our management or current stockholders. Based on our history as a developmental stage company, it is difficult to predict our future results of operations. Our operations may never generate significant revenues or any revenues whatsoever, and we may never achieve profitable operations.

We incurred total operating expenses in the amount of $1,834,637 for the period from our inception on February 21, 2006 to July 31, 2010 and expect to incur significant additional expenses related to the continued exploration and eventual development of the Tillicum Property.

Results of Operations

We have not generated any revenue since our inception in the mineral exploration business on February 21, 2006.  We do not expect to generate any future revenues until the Tillicum Mine reaches the production phase or we acquire an interest in an operating mine.

For the three months ended July 31, 2010, our net loss increased by $5,861, compared to the same period for the previous year.

For the three months ended July 31, 2010, we had operating expenses of $87,980. compared to  $82,119 for the same period in fiscal 2010.  We attribute the increase in net loss for the three months ended July 31, 2010, due to increased royalty pre-payment on the Tillicum Property.

We believe that we have sufficient available cash and cash flow from equity financing to satisfy our working capital and capital expenditure requirements during the next 12 months.  There can be no assurance, however, that cash and cash flow from operations will be sufficient to satisfy our working capital and capital requirements for the next 12 months or beyond.  This is due to the fact that we have been historically successful in our ability to raise equity financing, however there is no assurance that this will continue in the future.

 Liquidity and Capital Resources

At July 31, 2010 our current assets total was $4,214. This was comprised of a cash balance of $4,214.

To date, the Company’s operations have been funded by private loans, and by services provided in exchange for equity.  While there is no requirement for this to process to continue, there may be similar exchanges agreed to in the future.  However, it is the Company’s intention to raise operational funds through future equity issuances.

As of July 31, 2010, the Company has a note payable to the President of the Company for advances to fund business operations. The unpaid balance owed to the President as of July 31, 2010 was $54,288 which included $12,313 of accrued interest. During the quarter ending July 31, 2010, the President loaned the Company an additional $13,173 at an interest rate of 7.5%.

Going forward, our operational plans require approximately $26,000,000.  This includes approximately$19,000,000 in capital expenditures; approximately $4,400,000 for working capital and reserve; and approximately$2,600,000 for other creditor payments.

In this plan, all of our existing debt is paid off.  Our current liabilities consist of the following:  $20,667 in accrued expenses, $85,540 in accrued interest, $234,832 in accrued wages payable, and $165,775 in notes payable, of which we are currently in default on $123,800.  We will address these liabilities in the following manner:  we will issue stock to alleviate $8,667 in accrued expenses, $41,975 in notes payable, $12,143 in accrued interest and $60,000 in accrued wages payable.  The remaining liabilities, $12,000 in accrued expenses, $73,397 in accrued interest, $123,800 in notes payable and $174,832 in accrued wages payable, will be paid out of funds raised in our expected equity financing.

In order to allow the Company to raise capital through the issuance of equity, On August 30, 2010, the company filed an amendment to their Articles of Incorporation, approved by a majority of shareholders, to increase their approved shares of stock to an aggregate of 400,000,000 shares of capital stock, of which 350,000,000 are shares of Common Stock, $.001 par value and 50,000,000 shares of Preferred Stock, $.001 par value.  In addition, on August 30, 2010 the company authorized a 3:1 stock consolidation, approved by a majority of shareholders.  As of the date of this filing, 48,158,719 shares of Common Stock and 16,889,292 shares of Preferred Stock were issued and outstanding.

Our independent auditors have issued a going concern paragraph in their opinion on the financial statements for the years ended April 30, 2010 and April 30, 2009, that states there is substantial doubt about our ability to continue as a going concern. Specifically, our independent auditors has stated that the Company has no revenue source and is dependent on financing to sustain operations and pay for future commitments related to the mineral options and might not have sufficient working capital for the next twelve months. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statement should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company’s business.

Plan of Operation and Future Goals

The Company’s principal business objective for the next 12 months and beyond such time is the exploration and acquisition of gold and mineral bearing properties.  The Company is currently in the exploration stages and intends to focus on the development, exploration and mining of certain mineral mining claims at the Tillicum Mine, through our wholly-owned subsidiary AMT.  We currently do not produce gold or any other minerals and does not engage in any activities that provide cash flow.  All expenses incurred by the Company in carrying out its business plan are expected to paid with money in our treasury, or with additional amounts, as necessary to be loaned, invested in us by our stockholders, management or other investors.  However, neither our current stockholder nor our investors are required to provide such funding to the Company.

During the next 12 months we anticipate incurring costs related to the exploration and development of our mining property, specifically the Tillicum Mine.  Our ability to continue as a going concern is dependent upon whether we are able to obtain the required financing and whether our exploration activities will result in any discoveries of gold or other minerals.  The long term profitability of the Company's operations will be in part directly related to the cost and success, if any, of its exploration programs, which may be affected by a number of factors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt.  Additionally, we are not a party to any derivative contracts or synthetic leases.

New Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flows.

Foreign Currency Transactions

None.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required by Regulation S-K for smaller reporting companies.

ITEM 4.     CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as of the end of the period covered by this Report on Form 10-Q, our management evaluated, with the participation of our principal executive and financial officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation of these disclosure controls and procedures, our chairman of the board and chief executive and financial officer has concluded that our disclosure controls and procedures are ineffective due to the size of the Company and the lack of segregation of duties.

Management has not identified any change in our internal control over financial reporting in connection with the its evaluation of our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We are currently a party to two separate legal claims filed by one of our shareholders, Bruce Butcher, a resident of Australia.  Case No. CV 10 02568 filed on September 24, 2010, in the Second Judicial District Court of the State of Nevada is a verified stockholder derivative complaint filed by Bruce Butcher against the Company, its officers and directors as well as two individual shareholders.  The action alleges causes of action for Breach of Fiduciary Duty, Waste of Corporate Assets, Unjust Enrichment, and Declaratory Relief.  Case No. 2:10-cv-01802-PMP-LRL filed on October 15, 2010, in the United States District Court of Nevada is a verified stockholder derivative complaint filed by Bruce Butcher against the Company and its officers and directors.  The action alleges that the Company has violated Section 10(b) of 15 U.S.C. section 78j(b) and Rule 10b-5.  Both actions seek monetary damages and declaratory relief.  The Company denies all claims in both actions and intends to vigorously defend against both actions.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have sold the following unregistered securities to accredited investors for the quarter ended July 31, 2010.

On June 11, 2010, the Company  issued 4,500,000 restricted shares of Common Stock to Bil Zeleny, one of our officers, in exchange for reduction of $90,000 in accrued debt held by Mr. Zeleny.

On June 11, 2010, the Company issued 15,500,000 restricted shares of Common Stock to H. Philip Cash, an officer and director, in exchange for reduction of $310,000 in accrued debt held by Mr. Cash.

Subsequent to the Quarter ending July 31, 2010, the Company issued the following shares:

On August 11, 2010, the Company  issued 3,433,350 restricted shares of Common Stock to Bil Zeleny, one of our officers, in exchange for reduction of $68,667 in accrued debt held by Mr. Zeleny.

On August 11, 2010, the Company issued 13,305,942 restricted shares of Preferred Stock to H. Philip Cash, an officer and director, in exchange for reduction of $114,119 in accrued debt held by Mr. Cash, and for the purchase of two pieces of capital equipment valued at $152,000.

On August 12, 2010, the Company issued 175,000 restricted shares of Common Stock to raise $35,000 equity.

On August 31, 2010, the Company issued 150,000 restricted shares of Preferred Stock to raise $30,000 equity.

All of the issuances of securities described above were deemed to be exempt from registration in reliance on Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.  We made the determination that each investor had enough knowledge and experience in finance and business matters to evaluate the risks and merits of the investment.  There was no general solicitation or general advertising used to market the securities.  We provided each investor with disclosure of all aspects of our business, including providing the investor with press releases, access to our auditors, and other financial, business, and corporate information. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

There were no underwritten offerings employed in connection with any of the transactions set forth above.

The issuance of securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act of 1933 and Regulation D as transactions by an issuer not involving any public offering.  The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

At the current time, THE COMPANY is in default on certain notes payable to Generation Leasing.  As part of the equity financing we are pursuing, these notes will be paid off in their entirety, including all interest and penalties.  Since they will be paid off, management does not believe they will have any impact on our operations.

ITEM 4.     (REMOVED AND RESERVED)

ITEM 5.     OTHER INFORMATION

Following approval by our Board of Directors and Shareholders, effective August 30, 2010, we filed a Certificate of Amendment with the Nevada Secretary of State to Amend our Articles of Incorporation to:  (i) effectuate a reverse split of our Common Stock on a 1 for 3 basis; and (ii) increase the corporation’s authorized capital to 400,000,000 shares of which 350,000,000 shares are deemed Common Stock, $.001 par value and 50,000 are deemed Preferred Stock, $.001 par value.

ITEM 6.     EXHIBITS

Statements

Balance Sheets at July 31, 2010 and April 30, 2010				F-1

Statements of Operations for the three months ended July 31, 2010 and July 31, 2009				F-2

Statements of Cash Flows for the for the three months ended July 31, 2010 and July 31, 2009.				F-3

Notes to Financial Statements				F-4

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Filing

Articles of Incorporation filed with the Secretary of State of Nevada on March 1, 1990.	3.1	10	7/15/2010

Certificate of Amendment filed with the Secretary of State of Nevada on February 22, 2005	3.2	10	7/15/2010

Certificate of Change filed with the Secretary of State of Nevada on February 13, 2006	3.3	10	7/15/2010

Certificate of Amendment filed with the Secretary of State of Nevada on April 4, 2007	3.4	10	7/15/2010

By-Laws	3.2	10	7/15/2010

Property Agreement dated March 28, 2005	10.1	10	7/15/2010

Amending Agreement to Property Agreement dated February 10, 2010	10.2	10	7/15/2010

Interparty Agreement of Assignment dated March 3, 2006	10.3	10	7/15/2010

Employment Agreement with Bill Zeleny dated February 20, 2009	10.4	10/A	8/30/2010

Employment Agreement with H. Phil Cash dated February 20, 2009	10.5	10/A	8/30/2010

Share Exchange Agreement dated May 12, 2007	10.6	10/A	8/30/2010

Tillicum Map #1	10.7	10/A	8/30/2010

Tillicum Map #2	10.8	10/A	8/30/2010

Tillicum Map #3	10.9	10/A	8/30/2010

Tillicum Map #4	10.10	10/A	8/30/2010

H. Phil Cash Loan Agreement dated June 20, 2007	10.11	10/A	8/30/2010

H. Phil Cash Loan Agreement dated July 1, 2008	10.12	10/A	8/30/2010

H. Phil Cash Loan Agreement dated August 2, 2008	10.13	10/A	8/30/2010

Certification of Bil Zeleny pursuant to Rule 13a-14(a)	31.1			X

Certification of H.P. Cash pursuant to Rule 13a-14(a)	31.2			X

Certification of Bil Zeleny pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

Certification of H.P. Cash pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2			X

Signatures

Pursuant to the requirements of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signatures	Title	Date

/s/ H.P. Cash H.P. Cash	President Chief Executive Officer Secretary Director	November 3, 2010