Form 10-Q/A
period 2010-07-31
Advanced Mineral Technologies, Inc
filed 2010-12-03
CIK 830821

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q A/1

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

PART I

ITEM 1.FINANCIAL STATEMENTS

Advanced Mineral Technologies, Inc.

Page

Balance Sheet at July 31, 2010	F-1

Statements of Operations for the three months ended July 31, 2010 and 2009	F-2

Statements of Cash Flows for the three months ended July 31, 2010 and 2009	F-3

Notes to Financial Statements	F-4

Advanced Mineral Technologies, Inc.
(A Development Stage Company)
	Balance Sheets
	(Unaudited)

		July 31,	April 30,
ASSETS		2010	2010
	CURRENT ASSETS
	Cash	$ 4,214	$ 373
	Prepaid Expenses	-	7,000
	Total Current Assets	4,214	7,373

	OTHER ASSETS
	Investments at Cost	645,833	645,833
	Total Other Assets	645,833	645,833

	TOTAL ASSETS	$ 650,047	$ 653,206

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
	CURRENT LIABILITIES
	Accounts Payable	$ 17,229	$ 9,800
	Accrued Expenses	341,339	277,119
	Notes Payable	123,800	123,800
Notes Payable - Related Party		41,975	28,802
	Total Current Liabilities	524,343	439,521

	TOTAL LIABILITIES	$ 524,343	$ 439,521

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, Series A, $.001 par value; 50,000,000 shares authorized;
	0 and 40,000,000 shares issued or outstanding as of 7/31/10 and 4/30/10, respectively.	$ -	$ 40,000
Capital Stock, $.001 Par Value; 350,000,000 shares authorized; 47,983,326
	and 41,316,659 issued and outstanding as of 7/31/10 and 4/30/10, respectively.	47,984	41,317
	Paid In Capital	1,368,969	1,335,636
Deficit Accumulated during the Development Stage		(1,291,248)	(1,203,268)

	Total Stockholders' Equity	125,704	213,685

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$ 650,047	$ 653,206

See accompanying notes to the unaudited condensed financial statements
F-	1

Advanced Mineral Technologies, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			Accumulated
			From
			Inception
			February 21, 2006
	Three Months Ended		Through
	July 31, 2010	July 31, 2009	July 31, 2010

Sales, Net	-	-	$-

Expenses
Professional Fees	$2,384	$3,939	$1,364,507
Salary & Wages	$60,000	$60,000	$300,000
Exploration Costs	$15,000	$6,000	$113,751
General Administrative Expenses	$4,376	$4,103	$56,379

Total Expenses	$81,760	$74,042	$1,834,637

(Loss) From Operations	$(81,760)	$(74,042)	$(1,834,637)

Other Income (Expense)
Interest Expense	$(6,220)	$(8,077)	$(102,444)
Settlement Income	$-	$-	$645,833

Net (Loss) Before Taxes	$(87,980)	$(82,119)	$(1,291,248)

Provisions For Income Taxes	$-	$-	$-

Net (Loss)	$(87,980)	$(82,119)	$(1,291,248)

BASIC AND DILUTED EARNINGS PER SHARE

(LOSS) PER COMMON SHARE	$(0.00)	$(0.00)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	42,248,166	41,316,659

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	42,248,166	41,316,659

See accompanying notes to the unaudited condensed financial statements
F-2

Advanced Mineral Technologies, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Accumulated
			From
			Inception
			February 21, 2006
	Three Months Ended		Through
	July 31, 2010	July 31, 2009	July 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(87,980)	$(82,119)	$(1,291,248)
Stock issued for services and expense reimbursements	$-	$-	$1,303,800
Stock received in settlement	$-	$-	$(645,833)

Changes in assets and liabilities:
Increase in accounts payable	$7,428	$3,821	$17,228
Increase in accrued expenses	$64,220	$68,077	$368,382
Decrease in prepaid expenses	$7,000	$-	$-

Net cash used in operating activities	$(9,332)	$(10,221)	$(247,671)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities	$-	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	$-	$-	$-
Proceeds from Notes Payable - Related	$13,173	$12,479	$257,111
Principal Payments to Notes Payable - Related	$-	$-	$(5,226)

Net cash provided by financing activities	$13,173	$12,479	$251,885

Net Increase (decrease) in Cash	$3,841	$2,258	$4,214

CASH AT BEGINNING PERIOD	$373	$300	$-

CASH AT END OF PERIOD	$4,214	$2,558	$4,214

SUPPLEMENTAL CASHFLOW INFORMATION

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

Non-cash financing & investment activities:
Stock issued for services	$-	$-	$148,800
Stock issued for relief of accrued wages	$-	$-	$180,000
Stock issued for relief of debt	$-	$-	$209,910
Stock issued for accrued expenses	$-		$10,090

See accompanying notes to the unaudited condensed financial statements
F-3

Advanced Mineral Technologies, Inc.
Notes to Condensed Financial Statements
July 31, 2010
(Unaudited)
F-4

Note 1                      ORGANIZATION AND INTERIM FINANCIAL STATEMENTS

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

Note 3                       STOCK TRANSACTIONS

During fiscal year end 2010, the Company issued 40,000,000 shares of its preferred stock in exchange for reduction of debt and accrued wages, valued at $400,000.  The value assigned to this debt was actual funds loaned to the company, as well as the normal billing rate of the vendors for the services rendered.  This was an equivalent to an average of $0.01 per share for the number of shares issued.  This issuance was revoked subsequent to year end, and in June 2010, 6,666,667 shares of Common Stock were issued as a replacement, at a value per share of $0.02, based on pre-consolidated share amounts (See Note 4).

Note 4  RELATED PARTY TRANSACTIONS

As of July 31, 2010, the Company has a note payable to the President of the Company for advances to fund business operations. The unpaid balance owed to the President as of July 31, 2010 was $54,288 which included $12,313 of accrued interest. During the quarter ending July 31, 2010, the President loaned the Company an additional $13,173 at an interest rate of 7.5%.

On June 11, 2010, the Company  issued 1,500,000 restricted shares of Common Stock to Bil Zeleny, one of our officers, in exchange for reduction of $90,000 in accrued debt held by Mr. Zeleny.

On June 11, 2010, the Company issued 5,166,667 restricted shares of Common Stock to H. Philip Cash, an officer and director, in exchange for reduction of $310,000 in accrued debt held by Mr. Cash.

Note 5 SUBSEQUENT EVENT

Following approval by our Board of Directors and Shareholders, effective August 30, 2010, we filed a Certificate of Amendment with the Nevada Secretary of State to Amend our Articles of Incorporation to:  (i) effectuate a reverse split of our Common Stock on a 1 for 3 basis; and (ii) increase  the corporation’s authorized capital to 400,000,000 shares of which 350,000,000 shares are deemed Common Stock, $.001 par value and 50,000,000 are deemed Preferred Stock, $.001 par value. The reverse split of our Common Stock became effective on November 16, 2010.

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

On August 11, 2010, the Company  issued 3,433,350 restricted shares of Preferred Stock to Bil Zeleny, one of our officers, in exchange for reduction of $68,667 in accrued debt held by Mr. Zeleny.

On August 11, 2010, the Company issued 13,305,942 restricted shares of Preferred Stock to H. Philip Cash, an officer and director, in exchange for reduction of $114,119 in accrued debt held by Mr. Cash, and for the purchase of two pieces of capital equipment valued at $152,000.

On August 12, 2010, the Company issued 58,334 restricted shares of Common Stock to raise $35,000 equity.

On August 31, 2010, the Company issued 150,000 restricted shares of Preferred Stock to raise $30,000 equity.

ITEM 2.                      MANAGEMENT’S DISCUSSION, ANALYSIS OF FINANCIAL CONDITION ANDPLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Report.  This Report contains “forward-looking statements.” The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

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

The action by the SEC was anticipated in the light of the Company having failed to file the necessary reporting documentation from January 2007 through the current date, these reports included our 10K’s for the fiscal years ending 2007, 2008 and 2009, our Quarterly reports (10-Q’s) for the periods ending July 31, 2007, October 31, 2007 January 31 2008, July 31, 2008, October 31, 2008, January 31, 2009, July 31, 2009, October 31, 2009 and January 31, 2010.  The voluntary request for revoking our securities registration was done under advice from legal counsel as being the most expedient method for bringing the Company into SEC compliance, which was in the best interests of our shareholders.  As of September 13, 2010, pursuant to section 12(g) of the Exchange Act, we once again became responsible for filing our periodic reports with the SEC.  Our 10-Q for the quarter ending July 31, 2010 became due on October 28, 2010.  We requested for an extension, and filed our 10-Q within the allotted time.

On August 11, 2010, the Board of Directors recommended to the Shareholders several amendments to the articles, in order to answer certain comments by the SEC.  Among those were a 3:1 reverse stock consolidation and a change in par value from 0.0001 to 0.001.  By November 16, 2010, all these changes had become effective.  All financials have been retroactively altered to reflect those changes.

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

Barrick Gold Corporation is the gold industry leader, with interests in operating mines and a pipeline of projects located across five continents, in addition to large land positions on some of the most prolific mineral districts.  North America is Barrick’s largest producing region.10

IAMGold, Incorporated is a global mining entity, with several mines and projects in Canada, one of which is a gold mine:  Doyon Division Gold Mines, located in Quebec.  The majority of their operations occur in West Africa, with some smaller operations in South America.11

Goldcorp is a senior gold producer with operations and development throughout North and South America.  With eleven (11) mining operations in North America, Goldcorp is one of the largest gold producers in the western hemisphere.  Its Canadian operations consist of four gold properties:  Mussewhite, Red Lake, Porcupine, and Eleonore.  Musselwhite is principally an underground gold mine and associated processing plant.  The mine is situated in northwestern Ontario, Canada and is 100% owned by Goldcorp Inc.  The Red Lake Gold Mine is Canada’s largest gold mine.  The Porcupine mine consists of the Hoyle Pond and Dome underground and a central milling facility within the city of Timmins, Ontario.  The Eleonore Property in Northern Quebec is in development.  During 2009, exploration efforts were successful in expanding the overall mineral resource.  Preparations are underway for the sinking of an exploration shaft to allow for more focused deep drilling and a production decision by year-end. 12

Agnico-Eagle is a Canadian-based gold producer with mines and exploration properties in North America and Finland.  The four Canadian mines are:  LaRonde, Goldex, Lapa, and Meadowbank.13

Sources

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

In order to allow the Company to raise capital through the issuance of equity, on August 30, 2010, the company filed an amendment to their Articles of Incorporation, approved by a majority of shareholders, to increase their approved shares of stock to an aggregate of 400,000,000 shares of capital stock, of which 350,000,000 are shares of Common Stock, $.001 par value and 50,000,000 shares of Preferred Stock, $.001 par value.  In addition, the company authorized a 3:1 stock consolidation, approved by a majority of shareholders, which became effective November 16, 2010.  As of the effective date of the stock consolidation, November 16, 2010, 48,042,053 shares of Common Stock and 16,889,292 shares of Preferred Stock were issued and outstanding.  All Share numbers have been retroactively modified to reflect this stock consolidation.

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

Based on their evaluation of these disclosure controls and procedures, our chairman of the board and chief executive and financial officer has concluded that our disclosure controls and procedures are ineffective due to the size of the Company and the lack of segregation of duties.  Management intends to segregate duties to remedy this issue with little or no cost to the company.  Controls and procedures are anticipated to be effective as of the date of our next quarterly report.

Management has not identified any change in our internal control over financial reporting in connection with the its evaluation of our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

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

For 31 months, from November 2007 through May of 2010, the Board of Directors has been directed and advised by a Mr. Bruce Butcher, who had represented himself as an individual with vast experience in the mineral and natural resource management and the raising of investment capital.  While our research at the time did show that Mr. Butcher had indeed been involved with several ventures, unfortunately our research did not uncover the fact that Mr. Butcher had failed at most of those ventures.  During that time Mr. Butcher, was contractually obligated to fund the Company’s operational expenses and to raise $22,000,000 to $25,000,000 in financing for the company to enable the Company to bring the Tillicum Mountain mining project into production.  Mr. Butcher received 57,750,000 shares (19,250,000 shares post consolidation).  35,000.000 of those shares (11,666,667 shares post consolidation) in exchange for Mr. Butcher supplying all funds needed for operations to bring the Company compliant with the SEC, in addition to fulfilling our contractual royalty pre-payments, with the additional 22,750,000 shares (7,583,333 shares post consolidation) to be sold by Mr. Butcher at $1.00 per share to raise the capital for the Company.   To date, Mr. Butcher has failed to fulfill his contractual obligations, and has, in fact actively obstructed the business of the Company, much to the deleterious effect of all the shareholders.

As a result, of Mr. Butcher’s actions and inactions, the Board met in March of 2010, and made the decision to proceed forward with company operations without the advice of Mr. Butcher and his associates.  Mr. Butcher being informed of this decision, represented to the Board, stating that he had an investor wiring him $100,000 to cover operating expenses, even providing copies of communications from that investor asking Mr. Butcher to inform them when the funds appeared in Mr. Butcher’s account.  Accordingly, the board decided to delay the separation with Mr. Butcher, in attempt to remain amicable.  However, by the end of June 2010, those funds never found their way into the corporate account, and it was readily apparent that Mr. Butcher was continuing his strategy of delay and obstruction.

In June 2010, when Mr. Butcher realized that the Company would no longer be taking his council and direction, he began to call for the resignation of the Board.  When the Board ignored those requests, Mr. Butcher filed a request with the State Court of Nevada (the “State Court”), to require that the Board hold a shareholder meeting.  During discussions with the State Court, the Board agreed to have a shareholder meeting, pointing out the fact that it was Mr. Butcher’s direction which had been followed in not having a shareholder meeting.  Mr. Butcher’s experience with the Australian Securities and Investment Commission (“ASIC”), led the Board to believe that Mr. Butcher’s advice was in good faith.

In August 2010, Mr. Butcher became aware that he no longer had any chance of having a voting majority among the shareholders.  As a result, Mr. Butcher filed numerous spurious lawsuits in an attempt to seize control of the Company.  These lawsuits have harmed the company and obstructed the Company from moving forward with bringing the Tillicum Property into production in 2011.  In response to these lawsuits, the Company filed affirmative defenses, as well as counter-claims against Mr. Butcher.

The Board has responded to a complaint in State Court and to a lawsuit in U.S. Federal District Court (“Federal Court”) with an affirmative defense refuting each and every one of Mr. Butcher’s allegations, stating Nevada Statutes as well as citing legal precedents.  In addition, the Board has filed a counter claim alleging that Mr. Butcher obtained his shares by fraud, since his actions have proven he never intended to live up to the contractual agreement he had made with the company.  Mr. Butcher states that the voting power of the Company will be greater than 50% in the hands of “insiders”.

In the 31 months wherein Mr. Butcher was directing the activities of the Company, Mr. Butcher did not bring a single investor to the Company.  In the 4 months following the Board no longer following Mr. Butcher’s direction, the Board had managed to reach an investment agreement, and complete the due diligence process with an investment group in New York.  Indeed, the Company was about to receive the funds necessary to move forward with beginning operations in 2011, when Mr. Butcher again interfered with that funding, thus obstructing Company business, to the deleterious effect of all shareholders.

The board does not believe that Mr. Butcher will be successful with his actions.  However, in the event that his is successful, the board has insufficient information to opine as to the effect on the Company and its shareholders.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have sold the following unregistered securities to accredited investors for the quarter ended July 31, 2010.

On June 11, 2010, the Company  issued 1,500,000 restricted shares of Common Stock to Bil Zeleny, one of our officers, in exchange for reduction of $90,000 in accrued debt held by Mr. Zeleny.

On June 11, 2010, the Company issued 5,166,667 restricted shares of Common Stock to H. Philip Cash, an officer and director, in exchange for reduction of $310,000 in accrued debt held by Mr. Cash.

Subsequent to the Quarter ending July 31, 2010, the Company issued the following shares:

On August 30, 2010, the Company  issued 3,433,350 restricted shares of Preferred Stock to Bil Zeleny, one of our officers, in exchange for reduction of $68,667 in accrued debt held by Mr. Zeleny.  The Preferred Class was already authorized in our Articles of Incorporation, and was issued according to our by-laws, and per the laws of the State of Nevada, NRS 78-195 and NRS 78-1955.

On August 30, 2010, the Company issued 13,305,942 restricted shares of Preferred Stock to H. Philip Cash, an officer and director, in exchange for reduction of $114,119 in accrued debt held by Mr. Cash, and for the purchase of two pieces of capital equipment valued at $152,000.  The Preferred Class was already authorized in our Articles of Incorporation, and was issued according to our by-laws, and per the laws of the State of Nevada, NRS 78-195 and NRS 78-1955.

On August 12, 2010, the Company issued 58,334restricted shares of Common Stock to raise $35,000 equity.

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

ITEM 3.DEFAULT UPON SENIOR SECURITIES

At the current time, the company is in default on certain notes payable to Generation Leasing.  This default includes $123,800 in principle and $55,127 in accrued interest as of July 31, 2010.  As part of the equity financing we are pursuing, these notes will be paid off in their entirety, including all interest and penalties.  Since they will be paid off, management does not believe they will have any impact on our operations.

ITEM 4.(REMOVED AND RESERVED)

ITEM 5.OTHER INFORMATION

Following approval by our Board of Directors and Shareholders, effective August 30, 2010, we filed a Certificate of Amendment with the Nevada Secretary of State to Amend our Articles of Incorporation to:  (i) effectuate a reverse split of our Common Stock on a 1 for 3 basis; and (ii) increase the corporation’s authorized capital to 400,000,000 shares of which 350,000,000 shares are deemed Common Stock, $.001 par value and 50,000 are deemed Preferred Stock, $.001 par value.  The reverse split of our Common Stock became effective on November 16, 2010.

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

Signatures	Title	Date

/s/ H.P. Cash H.P. Cash	President Chief Executive Officer Chief Accounting Officer Secretary Director	December 2, 2010