Form 10-Q/A
period 2010-07-31
Advanced Mineral Technologies, Inc
filed 2010-12-30
CIK 830821

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q A/2

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

(208) 764-2323
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  No. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

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

The Company’s investment in XS Platinum is classified as an investment at cost.  The Company periodically reviews the value recorded (initially at cost) for factors that may indicate a decline that is considered other-than-temporary. The Company also monitors its investments for events or changes in circumstances that have occurred that may have a significant adverse effect on the fair value of the investment and evaluates qualitative and quantitative factors regarding the severity and duration of the unrealized loss and the Company’s ability to hold the investment until a forecasted recovery occurs to determine if the decline in value of an investment is other-than-temporary. Declines in fair value below the Company’s carrying value deemed to be other-than-temporary are charged to earnings.

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

On June 11, 2010, the Company  issued Four Million Five Hundred Thousand (1,500,000) restricted shares of its Common Stock to Bil Zeleny, one of our officers, in exchange for reduction of $90,000 in accrued debt held by Mr. Zeleny, which consisted entirely of deferred salary.  As of November 30, 2010, the amount of accrued debt still due Mr. Zeleny was $60,000.  The stock valuation was determined by taking the last share price for the Company’s stock prior to the Company’s voluntary delisting, and the number of shares was used utilizing the pre-consolidation value.

On June 11, 2010, the Company issued Fifteen Million Five Hundred Thousand (5,166,667) restricted shares of Common Stock to H. Philip Cash, an officer and director of the Company, in exchange for reduction of $310,000 in accrued debt held by Mr. Cash.  The debt included $90,000 of deferred salary to Mr. Cash, $209,910 of retirement of principal on a loan Mr. Cash had made to the company, and $10,090 in accrued interest on that note.  As of November 30, 2010, the amount of accrued debt still due Mr. Cash was $60,000.  The stock valuation was determined by taking the last share price for the Company’s stock prior to the Company’s voluntary delisting, and the number of shares was used utilizing the pre-consolidation value.

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

On August 30, 2010, the Company  issued 3,433,350 restricted shares of Preferred Stock to Bil Zeleny, one of our officers, in exchange for reduction of $68,667 in accrued debt held by Mr. Zeleny.  $60,000 of that debt was for deferred salary, and $8,667 was for work done by Mr. Zeleny prior to his employment by the Company.  As of November 30, 2010, the amount of accrued debt still due Mr. Zeleny was $60,000.  The stock valuation was determined by taking the last share price for the Company’s stock prior to the Company’s voluntary delisting.  The Preferred Class was already authorized in our Articles of Incorporation, and was issued according to our by-laws, and per the laws of the State of Nevada, NRS 78-195 and NRS 78-1955.

On August 30, 2010, the Company issued 13,305,942 restricted shares of Preferred Stock to H. Philip Cash, an officer and director, in exchange for reduction of $114,119 in accrued debt held by Mr. Cash, and for the purchase of two pieces of capital equipment valued at $152,000.  The debt included $60,000 of deferred salary to Mr. Cash, $41,975 of retirement of principal on a loan Mr. Cash had made to the company, and $12,143 in accrued interest on that note.  The equipment consisted of a Case bulldozer, model 1650K, valued at $104,000 and a John Deere Tiger Mower, model 6410, valued at $48,000.  Both pieces of equipment are vital in keeping the Tillicum company open and available for potential investors.  As of November 30, 2010, the amount of accrued debt still due Mr. Cash was $60,000.  The stock valuation was determined by taking the last share price for the Company’s stock prior to the Company’s voluntary delisting.  The Preferred Class was already authorized in our Articles of Incorporation, and was issued according to our by-laws, and per the laws of the State of Nevada, NRS 78-195 and NRS 78-1955.
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

The Company’s principal business plan for the next 12 months and beyond consists of five (5) stages which will revolve around the exploration and acquisition of gold and mineral bearing properties.  The first stage will consist of opening the site at Tillicum.  This will entail repair of approximately six (6) kilometers of roads and culverts which runs from the camp to the mining works; repair and updating of the camp buildings, including the kitchen, generator building, wash, shops and crew quarters.  Site preparation will include, but not be limited to fresh water systems, electrical systems, sewer systems, building upgrades, any necessary road/culvert repairs, and underground air system. This stage will also entail completing and filing the necessary permits with the various British Columbia governmental and regulatory agencies, specifically the Ministry of Forest, Mines and Lands and the Environmental Assessment Office.  The initial permits will include, but are not limited to: Camp Permit, Sewerage Permit, Kitchen Permit, Fire Plan Permit, Bulk Processing Permit, and Safety Training Permit.  These permits will be completed no later than January 31, 2011, and will take approximately 30-60 days for approval.  Beginning February 1, 2011, we will begin the process of ordering the equipment necessary to open the camp and prepare the site for operations.  The initial equipment needed will include static and mobile mining equipment.  The static mining equipment will consist of fuel storage tanks, generators, site vehicles, and prefabricated sleeper and wash units.  The mobile mining equipment will include an excavator, a grader, a dozer, a tiger mower and two wheel loaders.  It is anticipated that this stage will result in approximately $2.9M in operational and capital expenditures.

In conjunction with the first stage, the second stage will be to create a mining strategy.  The Company has engaged the consulting services of a geologist, Mr. Rick Walker, M.S. Geology. to begin a detailed geologic mapping and sampling at Tillicum and to create an advanced drilling program.  This phase should last no longer than four months.  During this stage, it is anticipated that approximately $2.6M will be spent in operational and capital expenditures.

The third stage will include procurement of all necessary equipment and supplies, obtaining all necessary permits (which will take approximately 90 days) and registrations, solely in connection with our mining plan, and not including plant permitting, finalizing all necessary insurance obligations.  Our mining plan, the main purpose of which is to designate the location of our main drift, will be ready for submission to the governmental authorities by August 1, 2011.  We will submit our mining plan to the province of British Columbia on August, 1, 2011, and will be approved by September 30, 2011, in keeping with the current response time from the British Columbian Government.  It is anticipated that this stage will result in approximately $9.4M in operational and capital expenditures.

The fourth stage will entail the start up of production.  Currently, with the research and exploration done to date, we will begin production using the gravity and tank leach method.  By using this method, we will be 100% environmentally safe (green technology).  Furthermore, the exploration phase will enable us to determine the most optimum placement of our starting portal, as well as how far we will need to drift.  Initially, we may require an existing processing plant in the area, if possible, or build a new plant on-site, which could take up to one year.  During this stage, it is anticipated that approximately $6.8M will be spent in operational and capital expenditures.

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

In the last two years the Company has spent $125,751 on site maintenance and geological exploration.  This includes pre-paid royalty fees as per our amended agreement with Elaine Gustafson dated May 2010, $112,000 and Geology fees of $13,751.

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

In this plan, all of our existing debt is paid off.  Our current liabilities, as of October 31, 2010, consist of the following:  $12,300 in accrued expenses, $78,807 in accrued interest, $174,832 in accrued wages payable, and $123,800 in notes payable, of which we are currently in default on all $123,800.  We will address these liabilities, totaling $389,739, by paying  out of funds raised in our expected equity financing.

In order to allow the Company to raise capital through the issuance of equity, on August 30, 2010, the company filed an amendment to their Articles of Incorporation, approved by a majority of shareholders, to increase their approved shares of stock to an aggregate of 400,000,000 shares of capital stock, of which 350,000,000 are shares of Common Stock, $.001 par value and 50,000,000 shares of Preferred Stock, $.001 par value.  In addition, the company authorized a 3:1 stock consolidation, approved by a majority of shareholders on August 11, 2010, which became effective November 16, 2010.  As of the effective date of the stock consolidation, November 16, 2010, 48,042,053 shares of Common Stock and 16,889,292 shares of Preferred Stock were issued and outstanding.  All Share numbers have been retroactively modified to reflect this stock consolidation.

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

Based on their evaluation of these disclosure controls and procedures, our chairman of the board and chief executive and financial officer has concluded that our disclosure controls and procedures are ineffective due to the size of the Company and the lack of segregation of duties.  Management had intended to segregate duties to remedy this issue with little or no cost to the company.  Controls and procedures were anticipated to be effective as of the date of our next quarterly report, however, a shareholder action has obstructed our ability to obtain funding at the present time, and the Company will be unable to effect those changes until after our equity funding is completed.

Management has not identified any change in our internal control over financial reporting in connection with the its evaluation of our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are currently a party to two separate legal claims filed by one of our shareholders, Bruce Butcher, a resident of Australia.  Case No. CV 10 02568 filed on September 24, 2010, in the Second Judicial District Court of the State of Nevada is a verified stockholder derivative complaint filed by Bruce Butcher against the Company, its officers and directors as well as two individual shareholders.  The action alleges causes of action for Breach of Fiduciary Duty, Waste of Corporate Assets, Unjust Enrichment, and Declaratory Relief.  Case No. 2:10-cv-01802-PMP-LRL filed on October 15, 2010, in the United States District Court of Nevada is a verified stockholder derivative complaint filed by Bruce Butcher against the Company and its officers and directors.  The action alleges that the Company has violated Section 10(b) of 15 U.S.C. section 78j(b) and Rule 10b-5.  Both actions stem from Mr. Butcher’s challenges of the company’s reverse stock split, increase in its authorized shares and the designations and issuances of preferred stock, and seek monetary damages and declaratory relief.  The Company denies all claims in both actions, believes that all corporate action was conducted properly, and intends to vigorously defend against both actions.

The board does not believe that Mr. Butcher will be successful with his legal claims.  The board has insufficient information to opine as to how Mr. Butcher’s claims may effect the Company or its shareholders.  However, in the event that the legal claims are successful, it could adversely impact the company’s recent corporate actions including changes to our capital structure and issuances of preferred stock.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have sold the following unregistered securities to accredited investors for the quarter ended July 31, 2010.

On June 11, 2010, the Company  issued Four Million Five Hundred Thousand (1,500,000) restricted shares of its Common Stock to Bil Zeleny, one of our officers, in exchange for reduction of $90,000 in accrued debt held by Mr. Zeleny, which consisted entirely of deferred salary.  As of November 30, 2010, the amount of accrued debt still due Mr. Zeleny was $60,000.  The stock valuation was determined by taking the last share price for the Company’s stock prior to the Company’s voluntary delisting, and the number of shares was used utilizing the pre-consolidation value.

On June 11, 2010, the Company issued Fifteen Million Five Hundred Thousand (5,166,667) restricted shares of Common Stock to H. Philip Cash, an officer and director of the Company, in exchange for reduction of $310,000 in accrued debt held by Mr. Cash.  The debt included $90,000 of deferred salary to Mr. Cash, $209,910 of retirement of principal on a loan Mr. Cash had made to the company, and $10,090 in accrued interest on that note.  As of November 30, 2010, the amount of accrued debt still due Mr. Cash was $60,000.  The stock valuation was determined by taking the last share price for the Company’s stock prior to the Company’s voluntary delisting, and the number of shares was used utilizing the pre-consolidation value.

Subsequent to the Quarter ending July 31, 2010, the Company issued the following shares:

On August 12, 2010, the Company issued 58,334restricted shares of Common Stock to raise $35,000 equity.

On August 30, 2010, the Company  issued 3,433,350 restricted shares of Preferred Stock to Bil Zeleny, one of our officers, in exchange for reduction of $68,667 in accrued debt held by Mr. Zeleny.  $60,000 of that debt was for deferred salary, and $8,667 was for work done by Mr. Zeleny prior to his employment by the Company.  As of November 30, 2010, the amount of accrued debt still due Mr. Zeleny was $60,000.  The stock valuation was determined by taking the last share price for the Company’s stock prior to the Company’s voluntary delisting.  The Preferred Class was already authorized in our Articles of Incorporation, and was issued according to our by-laws, and per the laws of the State of Nevada, NRS 78-195 and NRS 78-1955.

On August 30, 2010, the Company issued 13,305,942 restricted shares of Preferred Stock to H. Philip Cash, an officer and director, in exchange for reduction of $114,119 in accrued debt held by Mr. Cash, and for the purchase of two pieces of capital equipment valued at $152,000.  The debt included $60,000 of deferred salary to Mr. Cash, $41,975 of retirement of principal on a loan Mr. Cash had made to the company, and $12,143 in accrued interest on that note.  The equipment consisted of a Case bulldozer, model 1650K, valued at $104,000 and a John Deere Tiger Mower, model 6410, valued at $48,000.  Both pieces of equipment are vital in keeping the Tillicum company open and available for potential investors.  As of November 30, 2010, the amount of accrued debt still due Mr. Cash was $60,000.  The stock valuation was determined by taking the last share price for the Company’s stock prior to the Company’s voluntary delisting.  The Preferred Class was already authorized in our Articles of Incorporation, and was issued according to our by-laws, and per the laws of the State of Nevada, NRS 78-195 and NRS 78-1955.
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

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

At the current time, the company is in default on certain notes payable to Generation Leasing.  This default includes $123,800 in principle and $55,127 in accrued interest as of July 31, 2010.  As part of the equity financing we are pursuing, these notes will be paid off in their entirety, including all interest and penalties.  Since they will be paid off, management does not believe that the notes are material or will have any impact on our operations.

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

Signatures	Title	Date

/s/ H.P. Cash H.P. Cash	President Chief Executive Officer Chief Accounting Officer Secretary Director	December 28, 2010