Form 10-Q
period 2010-10-31
Advanced Mineral Technologies, Inc
filed 2010-12-30
CIK 830821

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

(208) 764-2323
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  No [ X].

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of October 31, 2010, there were 48,042,053, shares of our common stock were issued and outstanding.

PART I

ITEM 1.FINANCIAL STATEMENTS

Advanced Mineral Technologies, Inc.

Page

Balance Sheet at July 31, 2010	F-1

Statements of Operations for the three months ended July 31, 2010 and 2009	F-2

Statements of Cash Flows for the three months ended July 31, 2010 and 2009	F-3

Notes to Financial Statements	F-4

Advanced Mineral Technologies, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	October 31,	April 30,
ASSETS	2010	2010
CURRENT ASSETS
Cash	$10,786	$373
Prepaid Expenses	-	7,000
Total Current Assets	10,786	7,373

OTHER ASSETS
Fixed Assets	152000	0
Investments at Cost	645,833	645,833
Total Other Assets	797,833	645,833

TOTAL ASSETS	$808,619	$653,206

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$55,245	$9,800
Accrued Expenses	265,939	277,119
Notes Payable	123,800	123,800
Notes Payable - Related Party	-	28,802
Total Current Liabilities	444,984	439,521

TOTAL LIABILITIES	$444,984	$439,521

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, Series A, $.001 par value; 50,000,000 shares authorized;
0 and 40,000,000 shares issued or outstanding as of 7/31/10 and 4/30/10, respectively.	$16,889	$40,000
Capital Stock, $.001 Par Value; 350,000,000 shares authorized; 47,983,326
and 41,316,659 issued and outstanding as of 7/31/10 and 4/30/10, respectively.	48,042	41,317
Paid In Capital	1,751,808	1,335,636
Deficit Accumulated during the Development Stage	(1,453,104)	(1,203,268)

Total Stockholders' Equity	363,635	213,685

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$808,619	$653,206

See accompanying notes to the unaudited condensed financial statements
F-1

Advanced Mineral Technologies, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					Accumulated
					From
					Inception
					February 21, 2006
	Three Months Ended		Six Months Ended		Through
	October 31, 2010	October 31, 2009	October 31, 2010	October 31, 2009	July 31, 2010

Sales, Net	-	-	-	-	$-

Expenses
Professional Fees	$69,234	$1,621	$71,862	$5,561	$1,433,741
Salary & Wages	$60,000	$60,000	$120,000	$120,000	$360,000
Exploration Costs	$12,000	$6,000	$27,000	$12,000	$125,751
General Administrative Expenses	$15,212	$14,156	$19,343	$18,259	$71,591

Total Expenses	$156,446	$81,777	$238,205	$155,819	$1,991,083

(Loss) From Operations	$(156,446)	$(81,777)	$(238,205)	$(155,819)	$(1,991,083)

Other Income (Expense)
Interest Expense	$(5,410)	$(8,469)	$(11,629)	$(16,546)	$(107,854)
Settlement Income	$-	$-	$-	$-	$645,833

Net (Loss) Before Taxes	$(161,856)	$(90,246)	$(249,836)	$(172,365)	(1,453,104)

Provisions For Income Taxes	$-	$-	$-	$-	$-

Net (Loss)	$(161,856)	$(90,246)	$(249,836)	$(172,365)	$(1,453,104)

BASIC AND DILUTED EARNINGS PER SHARE

(LOSS) PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	48,034,393	41,316,659	48,034,393	41,316,659

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	48,034,393	41,316,659	48,034,393	41,316,659

See accompanying notes to the unaudited condensed financial statements
F-2

Advanced Mineral Technologies, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Accumulated
			From
			Inception
			February 21, 2006
	Six Months Ended		Through
	October 31, 2010	October 31, 2009	October 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(249,836)	$(172,365)	$(1,453,104)
Stock issued for services and expense reimbursements	$-	$-	$1,303,800
Stock received in settlement	$-	$-	$(645,833)

Changes in assets and liabilities:
Increase in accounts payable	$45,445	$5,561	$55,244
Increase in accrued expenses	$129,630	$136,544	$433,792
Decrease in prepaid expenses	$7,000	$-	$-

Net cash used in operating activities	$(67,761)	$(30,260)	$(306,100)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities	$-	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash from sale of stock	$65,000	$-	$65,000
Proceeds from Notes Payable	$-	$-	$-
Proceeds from Notes Payable - Related	$17,173	$33,135	$261,111
Principal Payments to Notes Payable - Related	$(4,000)	$-	$(9,226)

Net cash provided by financing activities	$78,173	$33,135	$316,885

Net Increase (decrease) in Cash	$10,412	$2,875	$10,785

CASH AT BEGINNING PERIOD	$373	$184	$-

CASH AT END OF PERIOD	$10,785	$3,059	$10,785

SUPPLEMENTAL CASHFLOW INFORMATION

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

Non-cash financing & investment activities:
Stock issued for services	$-	$-	$148,800
Stock issued for relief of accrued wages	$120,000	$-	$300,000
Stock issued for relief of debt	$41,975	$-	$251,885
Stock issued for accrued expenses	$20,811		$30,901
Stock issued for Equipment	$152,000		$152,000

See accompanying notes to the unaudited condensed financial statements
F-3

Advanced Mineral Technologies, Inc.
Notes to Condensed Financial Statements
October 31, 2010
(Unaudited)
Note 1.    ORGANIZATION AND INTERIM FINANCIAL STATEMENTS

Interim financial statements - The accompanying condensed financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of October 31, 2010. There has not been any change in the significant accounting policies of Advanced Mineral Technologies, Inc., for the periods presented. The results of operations for the three and six month period ended October 31, 2010, are not necessarily indicative of the results for a full-year period. It is suggested that these unaudited condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s April 30, 2010 audited financial statements as amended.

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

Fair Value Measurements

The Company records assets and liabilities at their fair value in accordance with the following fair value hierarchy as established by US GAAP:

Level 1 — Quoted (unadjusted) prices for identical assets/liabilities in active markets.

Level 2 — Other observable inputs, either directly or indirectly, including:

•	Quoted prices for similar assets/liabilities in active markets;

•	Quoted prices for identical or similar assets in non-active markets (e.g., few transactions, limited information, non-current prices, high variability over time);

•	Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatilities, default rates); and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3 — Unobservable inputs that cannot be corroborated by observable market data.

The following table presents information about the Company’s financial assets and liabilities, which the Company has evaluated as a Level 3.

Name of Asset	Beginning Balance 4/30/2010	Transfers In	Transfers Out	Ending Balance 10/31/2010
XS Platinum Shares	$645,833	0	0	$645,833

The Company’s investment in XS Platinum is classified as an investment held at cost.  The Company periodically reviews the value recorded (initially at cost) for factors that may indicate a decline that is considered other-than-temporary. The Company also monitors its investments for events or changes in circumstances that have occurred that may have a significant adverse effect on the fair value of the investment and evaluates qualitative and quantitative factors regarding the severity and duration of the unrealized loss and the Company’s ability to hold the investment until a forecasted recovery occurs to determine if the decline in value of an investment is other-than-temporary. Declines in fair value below the Company’s carrying value deemed to be other-than-temporary are charged to earnings.

Note 2.    GOING-CONCERN

The Company's condensed financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. After the adjustment for the reverse merger, the Company incurred net losses of $1,453,104 for the period from February 21, 2006 (inception) through October 31, 2010.  In addition, the Company continued to show negative cash flows from operations, has a working capital deficit and is dependent on financing to continue operations.  These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern.

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

On August 12, 2010, the Company issued 58,334 restricted shares of Common Stock to raise $35,000 equity.

On August 31, 2010, the Company issued 150,000 restricted shares of Preferred Stock to raise $30,000 equity.

Note 4.    RELATED PARTY TRANSACTIONS

As of October 31, 2010, the Company had a note payable to the President of the Company for advances to fund business operations. As of October 31, the Company had repaid the President the entire outstanding principal amount.  The unpaid balance of accrued interest owed to the President as of October 31, 2010 was $343.

On August 30, 2010, the Company  issued 3,433,350 restricted shares of Preferred Stock to Bil Zeleny, one of our officers, in exchange for reduction of $68,667 in accrued debt held by Mr. Zeleny.

On August 30, 2010, the Company issued 13,305,942 restricted shares of Preferred Stock to H. Philip Cash, an officer and director, in exchange for reduction of $114,119 in accrued debt held by Mr. Cash, and for the purchase of two pieces of capital equipment valued at $152,000.  The two pieces of equipment consisted of a 2006 Case Dozer, model number 1650k, valued at $104,000 and a 2006 John Deere Brush Mower, model number 6410, valued at $48,000.  Both units were purchased at values 10%-20% below the current market values for similar pieces of used equipment.  Equipment was deemed necessary at this point in time for three reasons:  first, to maintain access to the site for geology fieldwork and for potential investors; second, to be able to begin upgrading site roads; and third, to be prepared to open the site as soon as possible when the season opens.

Note 5.    STOCK CONSOLIDATION AND PAR VALUE

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

Note 6.    SUBSEQUENT EVENTS

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

On November 4, 2010, the Company  issued 20,000 restricted shares of Common Stock  in exchange for cash of $10,000.

On November 11, 2010, the Company issued 21,000 restricted shares of Common Stock in exchange for cash of $10,500.

On November 17, 2010, the Company issued 116,666 additional shares of stock to culminate the agreement to raise $35,000 at $0.20 per share of post-consolidation shares.  This issuance brought the total number of shares issued to 175,000 shares.

On December 7, 2010, the Company issued 12,000 restricted shares of Common Stock in exchange for the transfer of ownership rights to two domain names, to enable the Company to operate a website.

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

The action by the SEC was anticipated in the light of the Company having failed to file the necessary reporting documentation from January 2007 through the current date, these reports included our 10K’s for the fiscal years ending 2007, 2008 and 2009, our Quarterly reports (10-Q’s) for the periods ending July 31, 2007, October 31, 2007 January 31 2008, July 31, 2008, October 31, 2008, January 31, 2009, July 31, 2009, October 31, 2009 and January 31, 2010.  The voluntary request for revoking our securities registration was done under advice from legal counsel as being the most expedient method for bringing the Company into SEC compliance, which was in the best interests of our shareholders.  As of September 13, 2010, pursuant to section 12(g) of the Exchange Act, we once again became responsible for filing our periodic reports with the SEC.  We have been in compliance with SEC reporting requirements since that time.

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

The past ten years has seen the price per ounce for gold rise from a low of $255.95 in 2001 to its current value of over $1300.  This shows that the commodities market for gold and base metals has seen massive growth since 2002.  As the world economy rebuilds in the coming months, China and India are expected to lead the way.  Investors who are positioned to take advantage of this growth could see a substantial increase in the value of their investments.

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

We incurred total operating expenses in the amount of $1,991,083 for the period from our inception on February 21, 2006 to October 31, 2010 and expect to incur significant additional expenses related to the continued exploration and eventual development of the Tillicum Property.

Results of Operations

We have not generated any revenue since our inception in the mineral exploration business on February 21, 2006.  We do not expect to generate any future revenues until the Tillicum Mine reaches the production phase or we acquire an interest in an operating mine.

For the six months ended October 31, 2010, our net loss increased by $77,470, compared to the same period for the previous year.

For the six months ended October 31, 2010, we had operating expenses of $249,836. compared to  $172,365 for the same period in fiscal 2010.  We attribute the increase in net loss for the three months ended July 31, 2010, due to increased royalty pre-payment on the Tillicum Property, and increased legal expenses.

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

 Liquidity and Capital Resources

At October 31, 2010 our current assets total was $10,786. This was comprised of a cash balance of $10,786.

To date, the Company’s operations have been funded by private loans, and by services provided in exchange for equity.  While there is no requirement for this to process to continue, there may be similar exchanges agreed to in the future.  However, it is the Company’s intention to raise operational funds through future equity issuances.

As of October 31, 2010, the Company had a note payable to the President of the Company for advances to fund business operations. As of October 31, the Company had repaid the President the entire outstanding principal amount.  The unpaid balance of accrued interest owed to the President as of October 31, 2010 was $343.

Going forward, our operational plans require approximately $26,000,000.  This includes approximately$19,000,000 in capital expenditures; approximately $4,400,000 for working capital and reserve; and approximately$2,600,000 for other creditor payments.

In this plan, all of our existing debt is paid off.  Our current liabilities consist of the following:  $12,300 in accrued expenses, $78,807 in accrued interest, $174,832 in accrued wages payable, and $123,800 in notes payable, of which we are currently in default.  We will pay off these amounts out of funds raised in our expected equity financing.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have sold the following unregistered securities to accredited investors for the quarter ended October 31, 2010.

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

On August 31, 2010, the Company issued 150,000 restricted shares of Preferred Stock to raise $30,000 equity.

Subsequent to the Quarter ending October 31, 2010, the Company issued the following shares:

On November 4, 2010, the Company  issued 20,000 restricted shares of Common Stock  in exchange for cash of $10,000.

On November 11, 2010, the Company issued 21,000 restricted shares of Common Stock in exchange for cash of $10,500.

On November 17, 2010, the Company issued 116,666 restricted shares of Common Stock in order to fulfill the agreement to raise $35,000 equity, which was executed on August 12, 2010.

On December 7, 2010, the Company issued 12,000 restricted shares of Common Stock in exchange for internet domain names, in order to open a Company website.

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

Signatures	Title	Date

/s/ H.P. Cash H.P. Cash	President Chief Executive Officer Chief Accounting Officer Secretary Director	December 30, 2010